Form 10-Q
period 1995-06-30
FINANCIAL TRUST CORP
filed 1995-08-11
CIK 702508

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1995

                         Commission File Number 0-10756

                              FINANCIAL TRUST CORP
             (Exact name of registrant as specified in its charter)

                      Pennsylvania                                               23-2229155
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                Identification Number)

      1415 Ritner Highway, Carlisle, Pennsylvania                                  17013
        (Address of principal executive offices)                                 (Zip Code)

          Registrant's telephone number,including area code: (717) 243-8003

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 07, 1995.

               Common Stock, $5.00 Par Value -- 6,710,867 Shares

                                     INDEX
                     FINANCIAL TRUST CORP AND SUBSIDIARIES

                                                                                                             PAGE
                                                                                                             -----
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets --
           June 30, 1995 and December 31, 1994                                                                     3

           Consolidated statements of income --
           Three months ended June 30, 1995 and 1994 and Six months ended June 30, 1995 and 1994                   4

           Consolidated statements of cash flows --
           Six months ended June 30, 1995 and 1994                                                                 5

           Notes to consolidated financial statements --
           June 30, 1995                                                                                           6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                   9
PART II. OTHER INFORMATION                                                                                        13
Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K
SIGNATURES                                                                                                        13

PART I. FINANCIAL INFORMATION -- ITEM 1. FINANCIAL STATEMENTS

                     FINANCIAL TRUST CORP AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           JUNE 30    DECEMBER 31
                                                                                            1995          1994
                                                                                         -----------  ------------
ASSETS
Cash and Due from banks                                                                  $    37,478   $   33,122
Federal funds sold                                                                            18,771        1,643
Interest bearing balances with banks                                                             222          237
Investment securities held-to-maturity (Fair values of $238,724 and $249,219
  respectively)                                                                              238,051      256,133
Investment securities available-for-sale (amortized cost basis of $13,720 and $8,793
  respectively)                                                                               17,194       11,420
Loans, net of unearned income of $50 and $81 respectively                                    635,057      619,273
Less: Reserve for loan losses                                                                  9,109        8,843
                                                                                         -----------  ------------
  Net Loans                                                                                  625,948      610,430
Premises and equipment                                                                        18,640       17,817
Accrued interest receivable                                                                    7,433        7,261
Intangible assets                                                                              8,445        8,789
Other assets                                                                                   8,701        7,066
                                                                                         -----------  ------------
  TOTAL ASSETS                                                                           $   980,883   $  953,918
                                                                                         -----------  ------------
                                                                                         -----------  ------------
LIABILITIES
Deposits:
  Non-interest bearing                                                                   $    98,795   $   82,507
  Interest bearing                                                                           697,898      691,963
                                                                                         -----------  ------------
     Total Deposits                                                                          796,693      774,470
  Short-term borrowings                                                                       53,464       54,844
  Long-term debt                                                                                 778          811
  Accrued interest payable                                                                     1,771        1,318
  Other liabilites                                                                             7,081        6,934
                                                                                         -----------  ------------
     TOTAL LIABILITIES                                                                   $   859,787   $  838,377
                                                                                         -----------  ------------
                                                                                         -----------  ------------
SHAREHOLDERS' EQUITY (NOTE G)
  Common Stock, par value $5 per share -- authorized 8,000,000 shares authorized;
     6,710,867 issued and outstanding                                                         33,554       33,554
  Surplus                                                                                     29,443       29,443
  Net unrealized holding gain from securities available-for-sale, net of taxes                 2,236        1,763
  Retained earnings                                                                           55,863       50,781
                                                                                         -----------  ------------
     TOTAL SHAREHOLDERS' EQUITY                                                              121,096      115,541
                                                                                         -----------  ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $   980,883   $  953,918
                                                                                         -----------  ------------
                                                                                         -----------  ------------

                See notes to consolidated financial statements.

                     FINANCIAL TRUST CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30           SIX MONTHS ENDED JUNE 30
                                                         ------------------------  ------------------------
                                                            1995         1994         1995         1994
                                                         -----------  -----------  -----------  -----------
Interest Income:
  Loans, including fees                                  $    14,238  $    11,833  $    27,776  $    23,461
  Investment securities:
     Taxable                                                   2,741        2,661        5,505        4,799
     Tax-exempt                                                  991          971        2,001        1,927
  Other, primarily federal funds sold                            175          358          211          443
                                                         -----------  -----------  -----------  -----------
TOTAL INTEREST INCOME                                         18,145       15,823       35,493       30,630
Interest Expense:
  Deposits                                                     6,772        5,620       12,922       10,592
Short-term borrowings and long-term debt                         662          335        1,411          594
                                                         -----------  -----------  -----------  -----------
TOTAL INTEREST EXPENSE                                         7,434        5,955       14,333       11,186
                                                         -----------  -----------  -----------  -----------
NET INTEREST INCOME                                           10,711        9,868       21,160       19,444
Provision for possible loan losses                               175          175          305          340
                                                         -----------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN
  LOSSES                                                      10,536        9,693       20,855       19,104
Other Operating Income:
  Trust Department income                                        639          606        1,130        1,107
  Service charges on deposit accounts                            504          475          992          905
  Investment security gains                                      125          147          144          184
  Other                                                          582          628        1,296        1,298
                                                         -----------  -----------  -----------  -----------
TOTAL OTHER OPERATING INCOME                                   1,850        1,856        3,562        3,494
                                                         -----------  -----------  -----------  -----------
Other Operating Expense:
  Salaries and employee benefits                               3,257        3,100        6,586        6,082
  Net building occupancy expense                                 467          470          984          962
  Equipment rental, depreciation, and maintenance                385          347          750          693
  Other                                                        2,676        2,871        5,294        5,011
                                                         -----------  -----------  -----------  -----------
TOTAL OTHER OPERATING EXPENSES                                 6,785        6,788       13,614       12,748
                                                         -----------  -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                                     5,601        4,761       10,803        9,850
Applicable income taxes                                        1,434        1,056        2,634        2,294
                                                         -----------  -----------  -----------  -----------
NET INCOME                                               $     4,167  $     3,705  $     8,169  $     7,556
                                                         -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------
PER SHARE DATA
  Net income                                             $      0.62  $      0.55  $      1.22  $      1.13
                                                         -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------
  Dividends                                              $      0.23  $      0.21  $      0.46  $      0.42
                                                         -----------  -----------  -----------  -----------
                                                         -----------  -----------  -----------  -----------
  Weighted average number of shares outstanding            6,710,867    6,711,692    6,710,867    6,711,692

                See notes to consolidated financial statements.

                     FINANCIAL TRUST CORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                          --------------------
                                                                                            1995       1994
                                                                                          ---------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                                                $   8,169  $   7,556
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                  724        651
  Amortization for intangible assets                                                            344        279
  Provision for loan losses                                                                     305        340
  Net amortization of investment security premiums                                              595        421
  Deferred income tax expense                                                                     2          0
  Increase in interest receivable                                                              (172)      (791)
  Increase in interest payable                                                                  453         84
  Decrease in other liabilities                                                                (109)      (785)
                                                                                          ---------  ---------
CASH PROVIDED BY OPERATING ACTIVITIES                                                        10,311      7,755
CASH FLOW FROM INVESTING ACTIVITIES:
  (Increase) decrease in interest bearing bank balances                                          15     (1,786)
  Proceeds from sales and maturities of investment securities                                30,299     43,288
  Purchases of investment securities                                                        (17,859)  (102,159)
  Increase in loans                                                                         (15,784)   (14,402)
  Net loan charge-offs                                                                          (39)        (1)
  Purchase of premises and equipment                                                         (1,547)    (2,738)
  Purchase of intangible assets                                                                   0     (6,381)
  Increase in other assets                                                                   (1,635)    (1,064)
                                                                                          ---------  ---------
CASH USED IN INVESTING ACTIVITIES                                                            (6,550)   (85,243)
                                                                                          ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES
  Increase in deposits                                                                       22,223     83,500
  Decrease in short-term borrowings                                                          (1,380)    (3,700)
  Payments on long-term debt                                                                    (33)       (34)
  Cash dividends                                                                             (3,087)    (2,819)
  Issuance of shares under dividend reinvestment plan                                             0          0
                                                                                          ---------  ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              17,723     76,947
                                                                                          ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             21,484       (541)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             34,765     44,690
                                                                                          ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  56,249  $  44,149
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                See notes to consolidated financial statements.

                     FINANCIAL TRUST CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- INCOME TAXES

     Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.

NOTE C -- COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. There were firm commitments to extend credit in the amount of $110,980,000 at June 30, 1995. Commitments under outstanding standby letters of credit amounted to $8,681,000 at June 30, 1995. Management does not anticipate any losses as a result of these customary banking transactions.

NOTE D

     The amortized cost and fair values of investment securities were as follows at the dates indicated:

     (Dollars in thousands)

                                                                                    JUNE 30, 1995
                                                                               ------------------------
                                                                                AMORTIZED
                                                                                  COST      FAIR VALUE
                                                                               -----------  -----------
U.S. Treasury and other U.S. government agencies                               $   136,383  $   136,522
State and political subdivisions                                                    82,800       83,376
Corporate and mortgage backed securities                                            18,868       18,826
                                                                               -----------  -----------
Total Held-to-maturity                                                         $   238,051  $   238,724
                                                                               -----------  -----------
                                                                               -----------  -----------
U.S. Treasury and other U.S. government agencies                               $     7,440  $     7,484
Equity securities including FHLB stock                                               6,280        9,710
                                                                               -----------  -----------
Total Available-for-sale                                                       $    13,720  $    17,194
                                                                               -----------  -----------
                                                                               -----------  -----------

                                                                                  DECEMBER 31, 1994
                                                                               ------------------------
                                                                                AMORTIZED
                                                                                  COST      FAIR VALUE
                                                                               -----------  -----------
U.S. Treasury and other government agencies                                    $   153,119  $   148,067
State and political subdivisions                                                    82,299       81,054
Corporate and mortgage backed securities                                            20,715       20,098
                                                                               -----------  -----------
Total Held-to-Maturity                                                         $   256,133  $   249,219
                                                                               -----------  -----------
                                                                               -----------  -----------
U.S. Treasury and other U.S. government agencies                               $       999  $       978
Corporate and mortgage backed securities                                             1,753        1,740
Equity securities including FHLB stock                                               6,041        8,702
                                                                               -----------  -----------
Total Available-for-sale                                                       $     8,793  $    11,420
                                                                               -----------  -----------
                                                                               -----------  -----------

NOTE E -- LOANS

     Loans consisted of the following at the dates indicated:

     (Dollars in thousands)

                                                                              JUNE 30,    DECEMBER 31,
                                                                                1995          1994
                                                                             -----------  ------------
Commercial, financial and agricultural                                       $    67,402   $   58,730
Real estate -- construction                                                        7,846        6,861
Real estate -- residential                                                       351,291      352,060
Real estate -- other                                                             137,683      135,030
Consumer                                                                          70,885       66,673
                                                                             -----------  ------------
                                                                                 635,107      619,354
Less: unearned income                                                                 50           81
                                                                             -----------  ------------
  Total Loans                                                                $   635,057   $  619,273
                                                                             -----------  ------------
                                                                             -----------  ------------

NOTE F -- DEPOSITS

     Deposit composition was as follows, at the dates indicated:

     (Dollars in thousands)

                                                                              JUNE 30,    DECEMBER 31,
                                                                                1995          1994
                                                                             -----------  ------------
Non-interest bearing demand deposits                                         $    98,795   $   82,507
Interest bearing:
  Interest bearing demand deposits                                               152,670      141,068
  Money market deposit accounts                                                   61,787       76,131
  Passbook/statement savings                                                     138,026      159,083
  Time deposits less than $100,000                                               313,202      285,291
  Time deposits of $100,000 and over                                              32,213       30,390
                                                                             -----------  ------------
                                                                             $   796,693   $  774,470
                                                                             -----------  ------------
                                                                             -----------  ------------

NOTE G -- SHAREHOLDERS' EQUITY

     On July 20, 1994, the Board of Directors approved a 33 1/3% stock dividend, payable August 29, 1994, to shareholders of record August 15, 1994. Earnings per share, dividends per share and weighted average shares outstanding references for 1994's first half have been restated to reflect the effects of the stock dividend. The effect of common stock equivalents is not significant for any period presented.

                              FINANCIAL TRUST CORP

PART I. -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SUMMARY

     Financial Trust Corp recorded net income of $4,167,000 for the second quarter of 1995, a 12.5% increase over the $3,705,000 earned during the second quarter of 1994. On a per share basis, net income totaled $.62, compared to $.55 for the second quarter of 1994 and $.60 for the first quarter of 1995.

     Net income of $8,169,000 for the first half of 1995 represents an 8.1% increase over the $7,556,000 earned during the first half of 1994. Net income per share was $1.22 for the first half of 1995 and $1.13 for the first half of 1994.

     The following statistics compare 1995's year to date performance to that of 1994:

                                                       2ND QUARTER    2ND QUARTER   FIRST HALF   FIRST HALF
                                                          1995           1994          1995         1994
                                                      -------------  -------------  -----------  -----------
Return on average assets                                     1.73%          1.57%         1.71%        1.67%
Return on average equity                                    14.07%         13.62%        13.94%       13.85%
Average equity/Average assets                               12.31%         11.51%        12.27%       12.06%

     A more detailed discussion of the elements having the greatest impact on net income follows.

NET INTEREST INCOME

     Net interest income is the amount by which interest income on earning assests exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities.

     Net interest income for the second quarter of 1995 increased $843,000, or 8.5%, over the second quarter of 1994. Net interest income for the first half of 1995 increased $1,716,000 or 8.8% over the first half of 1994.

     Net interest income for 1995's second quarter grew by 8.5% (8.2% on a tax equivalent basis) due to a 9 basis point increase in net interest spread and a 28 basis point increase in net interest margin over 1994's second quarter. The large net interest margin increase was driven by a 15.2% increase in average daily free funds that arose due to a 10.5% increase in average daily non-interest bearing demand deposits and an 8.8% increase in average daily shareholders' equity. The net interest spread increase was driven by asset mix with a 7.7% increase in average daily loans and a 95 basis point increase in loan portfolio yield being the primary factors.

     Net interest income for 1995's first half grew by 8.8% (8.4% on a tax equivalent basis) due to a 12 basis point increase in net interest margin over 1994's first half. Net interest spread was unchanged for those periods. The net interest margin increase was fueled primarly by a 10.0% increase in free funds. Non-interest bearing demand deposits were up 11.8%, on an average daily basis, over 1994's first half.

     The tables that follow, state results on a fully taxable equivalent basis, net of disallowed interest expense and explain further the net interest income charges (Dollars in thousands):

                                                            2ND QUARTER, 1995        2ND QUARTER, 1994
                                                         -----------------------  -----------------------
                                                         AVG. BALANCE    RATES    AVG. BALANCE    RATES
                                                         ------------  ---------  ------------  ---------
Interest earning assets (F.T.E.)                          $  897,172        8.42%  $  878,317        7.54%
Interest bearing liabilities                                 748,860        3.98%     749,585        3.19%
                                                         ------------  ---------  ------------  ---------
Free Funds                                                $  148,312               $  128,732
                                                         ------------             ------------
                                                         ------------             ------------
Net interest income (F.T.E.)                              $   11,450               $   10,587
                                                         ------------             ------------
                                                         ------------             ------------
Net interest spread (F.T.E.)                                                4.44%                    4.35%
                                                                       ---------                ---------
                                                                       ---------                ---------
Free funds ratio                                               16.53%                   14.66%
                                                         ------------             ------------
                                                         ------------             ------------
Net interest margin (F.T.E.)                                                5.10%                    4.82%
                                                                       ---------                ---------
                                                                       ---------                ---------

                                                                 1ST HALF, 1995       1ST HALF, 1994
                                                         -----------------------  -----------------------
Interest earning assets (F.T.E.)                          $  891,346        8.31%  $  843,039        7.62%
Interest bearing liabilities                                 746,710        3.87%     711,528        3.17%
                                                         ------------  ---------  ------------  ---------
Free funds                                                $  144,636               $  131,511
                                                         ------------             ------------
                                                         ------------             ------------
Net interest income (F.T.E.)                              $   22,637               $   20,885
                                                         ------------             ------------
                                                         ------------             ------------
Net interest spread (F.T.E.)                                                4.44%                    4.45%
                                                                       ---------                ---------
                                                                       ---------                ---------
Free funds ratio                                               16.23%                   15.60%
                                                         ------------             ------------
                                                         ------------             ------------
Net interest margin (F.T.E.)                                                5.06%                    4.94%
                                                                       ---------                ---------
                                                                       ---------                ---------

OTHER INCOME AND OTHER EXPENSES

     Total non-interest income increased $68,000, or 1.9%, over the first half of 1994 but declined $6,000 or 0.3% versus 1994's second quarter. Increases in fiduciary income and service charges were offset by declines in investment security gains and other income. Investment security gains were realized via the sale of equity securities from the available for sale portfolio.

     Total non-interest expenses decreased by $3,000 versus the second quarter of 1994 and increased by $866,000 or 6.8% over the first half of 1994.

     Second quarter 1994 operating expenses had been inflated somewhat due to the opening of four new offices during that quarter, including three acquired via RTC bid procedures. Salaries and employee benefits show the largest 1995 year-to-date increase due to the staffing of the four aforementioned offices throughout all six months of 1995 plus the opening of an additional branch office late in the second quarter of 1995. In addition, a new corporate headquarters was opened during 1995's second quarter.

     The provision for loan losses has decreased by $35,000, or 10.3%, versus 1994's first six months of operation because loan quality remains very good. The ratio of reserves to gross loans decreased to 1.43% at June 30, 1995 versus 1.46% at June 30, 1994 but approximately 40% of the $9,109,000 reserve for loan losses remains unallocated. A summary of nonperforming assets follows:

     Nonperforming Assets (Dollars in thousands):

                                                                               JUNE 30,   DECEMBER 31,
                                                                                 1995         1994
                                                                               ---------  ------------
Loans on nonaccrual (cash) basis                                               $     565   $      371
Loans past due 90 or more days and still accruing                                  2,728        2,250
Nonperforming renegotiated loans                                                       0            0
Other real estate owned (OREO)                                                       138          343
                                                                               ---------  ------------
  Total nonperforming assets                                                   $   3,431   $    2,964
                                                                               ---------  ------------
                                                                               ---------  ------------
  Ratio of nonperforming assets to total loans and OREO                             0.54%        0.48%
  Ratio of nonperforming assets to total assets                                     0.35%        0.31%
  Ratio of reserve for loan losses to nonperforming assets                        265.49%      298.35%
  Ratio of reserve for loan losses to nonaccrual loans and OREO                  1295.73%     1238.52%

     Income before income taxes is up $953,000 and income tax expense is up $340,000 over 1994's first half. This appropriately reflects our marginal income tax bracket. The effective federal income tax rates were 24.4% for 1995's first half and 23.3% for 1994's first six months.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation continues to follow a strategy of pricing assets and liabilities according to prevailing market rates and matching maturities as prudently as possible within the guidelines of sound marketing and competitive practices. The overall liquidity is strengthened by the reliance upon core deposits as the major source of funds.

     The primary objective of Financial Trust Corp's asset/liability management is to maximize net interest income while maintaining adequate levels of liquidity and interest rate risk. Meeting the needs of the local communities we serve is also quite important. Management is committed to continued investment in these local communities and is confident that it will be able to meet credit demands while preserving liquidity and profitability.

     Rate sensitivity is measured primarily by the use of monthly gap analyses for each of the four financial institutions as well as on a consolidated banking company basis. While individual institutions may become positively or negatively gapped, within the framework of their ALCO policies, the consolidated gap position is kept balanced and moves only minimally from a 1 to 1 relationship for rate sensitive assets to rate sensitive liabilities. Consolidated banking company gap analysis prepared as of June 30, 1995 on a cumulative basis is attached as Exhibit I and demonstrates the following rate sensitive asset/rate sensitive liability ratios at the date:

                                      INCLUDING PREPAYMENTS        EXCLUDING PREPAYMENTS
                                    --------------------------  ---------------------------
0- 3 months                                  .96 to 1                    .89 to 1
0- 6 months                                 1.06 to 1                    .97 to 1
0- 9 months                                 1.21 to 1                    1.09 to 1
0-12 months                                 1.41 to 1                    1.26 to 1

     The six months of cumulative gap history disclosed in the aforementioned exhibit demonstrates that our gaps stay in a rather tight range. We feel that we can react to rate movements in either direction from our current position. We perform quarterly interest rate shock analyyses at the bank level to supplement the gap analysis.

     Historically, the Corporation has operated with a very strong capital base, well above industry averages. Total shareholders' equity represented 12.35% of assets at June 30, 1995, versus 11.76% one year earlier. The consolidated risk based capital ratios at June 30, 1995 were 18.77% for Tier 1 and

20.01% for total capital. At June 30, 1994 those ratios were 17.34% for Tier 1 and 18.5% for total capital. The Tier 1 leverage ratio at June 30, 1995 was 11.81%. All banking and thrift subsidiaries individually exceed minimum regulatory capital requirements at June 30, 1995 by comfortable margin. Given the strong capital base, no equity raising activities are planned for the near future. Capital position and asset quality have consistently been strengths of the Corporation.

     Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

     Financial Trust Corp's management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the corporation's liquidity, capital resources or operations.

EXPLANATION OF MATERIAL BALANCE SHEET FLUCTUATIONS:

     Federal funds sold were up $17.1 million and non-interest bearing demand deposits were up $16.3 million on June 30, 1995 versus December 31, 1994 totals. These were 1,042.5% and 19.7% increases, respectively. An unusual short-term transaction represented approximately $9 million of the growth in each area and the remainder was due to normal growth.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Neither Financial Trust Corp nor any subsidiary is a part to any material legal proceedings other than ordinary routine litigation incidental to their business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ending June 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   FINANCIAL TRUST CORP
                                                       (Registrant)

Date: AUGUST 8, 1995                                                            RAY L. WOLFE
                                                                       Ray L. Wolfe, Chairman and CEO
                                                                       (Principal Executive Officer)

Date: AUGUST 8, 1995                                                         BRADLEY S. EVERLY
                                                                             Bradley S. Everly
                                                                  Senior Vice President, Treasurer and CFO
                                                                       (Principal Financial Officer)

  RATE SENSITIVITY (GAP) ANALYSIS -- CUMULATIVE SUMMARY AT VARIOUS MATURITIES
               FINANCIAL TRUST CORP CONSOLIDATED -- JUNE 30, 1995

ASSETS:                  0-30          0-60         0-90        0-180        0-270
                       ---------     ---------   ----------    ---------    ---------
Loans:
 Commercial
   Loans-Fixed         5,921,320     7,990,708   10,330,342   14,944,405   21,635,646
 Commercial
   Loans-Variable     62,463,284    62,898,584   63,446,292   64,891,074   66,934,555
 Installment
   Loans-Fixed         2,217,899     3,999,943    5,855,399   11,368,624   16,798,015
 Installment
   Prepayments         1,613,250     3,226,500    4,839,750    9,679,500   14,519,250
 Mortgage Loans -
   Fixed Rate            733,286     1,395,147    1,853,802    3,247,681    5,080,562
 Mortgage Loans -
   Variable Rate      11,165,927    31,088,375   53,646,863  119,584,232  171,573,686
 Mortgage
   Prepayments         3,044,207     6,088,414    9,132,621   18,265,242   27,397,863
 Student Loans        13,262,043    13,262,043   13,262,043   13,262,043   13,262,043
 Visa/Master Card
 PCR Loans                58,182        58,182       58,182       58,182       58,182
 Home Equity Loans    15,259,855    15,259,855   15,259,855   15,259,855   15,259,855
 Overdrafts              181,740       181,740      181,740      181,740      181,740
                      ----------    ----------   ----------  -----------  -----------
   Rate Sensitive
    Loans            115,920,993   145,449,491  177,866,889  270,742,578  352,701,397
Securities:
 Treasury Securities           0       999,949      999,949    5,987,437   11,528,965
 Gov't Agencies        2,256,399     2,256,399    3,256,399    8,256,399    9,775,865
 State & Municipal     2,005,714     3,970,960    6,181,660    9,066,854   11,320,446
 Taxable Municipal       265,000       735,338      941,407    1,141,407    1,141,407
 Corporate
   Securities            500,000     2,720,643    2,720,643    5,429,275    6,982,505
 FHLB Stock            2,318,300     2,318,300    2,318,300    2,318,300    2,318,300
 Equity Securites              0             0            0            0            0
 Mortgage Backed
   Securities              9,500        19,000       28,500       57,000      255,392
 Bank Balances -
   Time CD's              60,921        60,921       60,921       60,921       60,921
 Rate Swap-PNB
   (June, December)            0             0            0            0            0
                      ----------    ----------   ----------  -----------  -----------
   Rate Sensitive
    Securities         7,415,834    13,081,510   16,507,778   32,317,592   43,383,800
Fed Funds Sold        22,770,744    22,770,744   22,770,744   22,770,744   22,770,744
Cash & Due From
 Banks
Less Reserve for
 Loan Losses
Other Assets
                      ----------    ----------   ----------  -----------  -----------
   RATE SENSITIVE
    ASSETS           146,107,571   181,301,745  217,145,411  325,830,913  418,855,941

ASSETS (Continued):
                                                               RATE
                                                             SENSITIVE      N.R.S.
                       0-1 YEAR     0-2 YEARS    0-5 YEARS      TOTAL        TOTAL
                      ----------    ----------   ----------  -----------  -----------
Loans:
 Commercial
   Loans-Fixed        24,832,822    30,314,408   43,111,586   73,752,701      458,255
 Commercial
   Loans-Variable     70,584,828    71,077,314   74,056,055   82,735,305       81,796
 Installment
   Loans-Fixed        22,035,786    40,457,440   67,656,194   80,165,772            0
 Installment
   Prepayments        19,359,000    21,159,000   23,859,000            0            0
 Mortgage Loans -
   Fixed Rate          6,521,267    12,210,540   29,419,717   75,244,230      190,176
 Mortgage Loans -
   Variable Rate     237,679,061   266,634,715  287,885,662  288,718,018      106,329
 Mortgage
   Prepayments        36,530,484    40,130,484   43,730,484            0
 Student Loans        13,262,043    13,262,043   13,262,043   13,262,043
 Visa/Master Card
 PCR Loans                58,182        58,182       58,182       58,182    1,195,164
 Home Equity Loans    15,259,855    15,259,855   15,259,855   15,259,855            0
 Overdrafts              181,740       181,740      181,740      181,740
                      ----------    ----------   ----------  -----------  -----------
   Rate Sensitive
    Loans            446,305,067   510,745,720  598,480,518  629,377,846    5,679,055

Securities:
 Treasury Securities  22,138,931    44,375,937   70,565,857   73,072,854       13,264
 Gov't Agencies       17,771,915    28,549,497   56,631,512   69,136,090      (56,199)
 State & Municipal    13,306,897    22,796,508   43,728,818   78,762,276      (29,818)
 Taxable Municipal     1,141,407     2,978,565    4,086,855    4,086,855      (19,480)
 Corporate
   Securities          7,739,774    11,556,627   18,273,081   18,789,104       78,900
 FHLB Stock            2,318,300     2,318,300    2,318,300    2,318,300      658,900
 Equity Securites              0             0            0            0    6,679,682
 Mortgage Backed
   Securities            372,709       462,709      732,709    1,691,037       10,349
 Bank Balances -
   Time CD's              60,921        60,921       60,921       60,921            0
 Rate Swap-PNB
   (June, December)            0             0            0            0            0
                      ----------    ----------   ----------  -----------  -----------
   Rate Sensitive
    Securities        64,850,853   113,099,064  196,398,052  247,917,436    7,335,598
Fed Funds Sold        22,770,744    22,770,744   22,770,744   22,770,744
Cash & Due From
 Banks                                                                    37,477,451
Less Reserve for
 Loan Losses                                                              (9,108,586)
Other Assets                                                              36,681,762
                      ----------    ----------   ----------  -----------  -----------
   RATE SENSITIVE
    ASSETS           533,926,664   646,615,528  817,649,314  900,066,026   78,065,280

LIABILITIES &
 CAPITAL:
                         0-30          0-60         0-90        0-180        0-270
                       ---------     ---------   ----------    ---------    ---------
 Demand Deposit                0             0            0            0            0
 NOW Accounts                  0             0            0            0            0
 Super NOW Accounts            0             0            0            0            0
 Money Market         61,787,202    61,787,202   61,787,202   61,787,202   61,787,202
 Regular Savings       9,509,955     9,509,955    9,509,955    9,509,955    9,509,955
 All Other Savings       765,048       765,048      765,048    6,500,944    6,500,944
 Variable Rate CDs    27,730,558    27,730,558   27,730,558   27,730,558   27,730,558
 Variable Rate CDs -
   Maturing              297,850       297,850      297,850      297,850      297,850
 Cert of Deposits
   less than 100,000  24,605,458    42,029,266   58,780,162  127,533,472  162,336,891
 Cert of Deposits
   more than 100,000   6,406,221     7,468,221    9,845,680   15,195,287   18,907,679
 Sec Sold U/A To
   Repurchase         48,491,719    48,491,719   48,491,719   48,491,719   48,491,719
 Notes to US
   Treasury            2,800,000     2,800,000    2,800,000    2,800,000    2,800,000
 Fed Funds Purchased   7,135,328     7,235,328    7,235,328    7,235,328    7,235,328
 Long Term Debt              478           958        1,440        2,896        4,370
                      ----------    ----------   ----------  -----------  -----------
RATE SENSITIVE
 LIABILITIES         189,529,818   208,116,106  227,244,943  307,085,213  345,602,498
Other Liabilities
Equity
                      ----------    ----------   ----------  -----------  -----------
AS PER ABOVE:
 RATE SENSITIVE
   FUNDS GAP         (43,422,247)  (26,814,361) (10,099,532)  18,745,700   73,253,443
 GAP/ASSETS                (0.04)       (0.03)        (0.01)        0.02         0.07
 RSA/RSL                    0.77         0.87          0.96         1.06         1.21
HISTORY:
 RSA/RSL 5/31/95            0.77         0.84          0.94         1.10         1.21
 RSA/RSL 4/30/95            0.74         0.84          0.90         1.08         1.16
 RSA/RSL 3/31/95            0.72         0.82          0.92         1.09         1.21
 RSA/RSL 2/28/95            0.65         0.75          0.86         1.05         1.23
 RSA/RSL 1/31/95            0.55         0.64          0.74         0.95         1.18
EXCLUDING
 PREPAYMENTS:
 RATE SENSITIVE
   FUNDS GAP         (48,079,704) (36,129,275)  (24,071,903)  (9,199,042)  31,336,330
 GAP/ASSETS                (0.05)       (0.04)        (0.02)       (0.01)        0.03
 RSA/RSL                    0.75         0.83          0.89         0.97         1.09
HISTORY:
 RSA/RSL 5/31/95            0.75         0.80          0.88         1.00         1.09
 RSA/RSL 4/30/95            0.72         0.80          0.83         0.98         1.04
 RSA/RSL 3/31/95            0.70         0.77          0.86         0.99         1.09
 RSA/RSL 1/31/95            0.53         0.59          0.68         0.85         1.06

LIABILITIES &
 CAPITAL: (Continued):
                                                               RATE
                                                             SENSITIVE      N.R.S.
                       0-1 YEAR     0-2 YEARS    0-5 YEARS      TOTAL        TOTAL
                      ----------    ----------   ----------  -----------  -----------
 Demand Deposit                0            0            0            0   99,002,079
 NOW Accounts                  0            0            0            0  118,592,547
 Super NOW Accounts            0            0            0            0   17,929,064
 Money Market         61,787,202   61,787,202   61,787,202   61,787,202            0
 Regular Savings       9,509,955    9,509,955    9,509,955    9,509,955  148,054,209
 All Other Savings     6,511,512    6,511,512    6,511,512    6,511,512    1,552,228
 Variable Rate CDs    27,730,558   27,730,558   27,730,558   27,730,558            0
 Variable Rate CDs -
   Maturing              297,850      297,850      297,850      297,850            0
 Cert of Deposits
   less than 100,000 193,733,828  237,490,926  277,530,571  280,018,517            0
 Cert of Deposits
   more than 100,000  20,960,753   23,017,166   27,089,532   27,089,532            0
 Sec Sold U/A To
   Repurchase         48,491,719   48,491,719   48,491,719   48,491,719            0
 Notes to US
   Treasury            2,800,000    2,800,000    2,800,000    2,800,000            0
 Fed Funds Purchased   7,235,328    7,235,328    7,235,328    7,235,328            0
 Long Term Debt            5,861       12,006       32,062      259,011            0
                      ----------   ----------   ----------  -----------  -----------
RATE SENSITIVE
 LIABILITIES         379,064,568  424,884,224  469,016,291  471,731,186  385,130,128
Other Liabilities                                                         11,349,100
Equity                                                                   109,920,892
                      ----------   ----------   ----------  -----------  -----------

AS PER ABOVE:
 RATE SENSITIVE
   FUNDS GAP         154,862,097  221,731,304  348,633,023  428,334,840
 GAP/ASSETS                 0.16         0.23         0.36         0.44
 RSA/RSL                    1.41         1.52         1.74         1.91
HISTORY:
 RSA/RSL 5/31/95            1.41         1.52         1.74         1.90
 RSA/RSL 4/30/95            1.33         1.46         1.73         1.91
 RSA/RSL 3/31/95            1.35         1.46         1.75         1.93
 RSA/RSL 2/28/95            1.36         1.46         1.77         1.95
 RSA/RSL 1/31/95            1.33         1.45         1.77         1.95
EXCLUDING
 PREPAYMENTS:
 RATE SENSITIVE
   FUNDS GAP          98,972,613  160,441,820  281,043,539  428,334,840
 GAP/ASSETS                 0.10         0.16         0.29         0.44
 RSA/RSL                    1.26         1.38         1.60         1.91
HISTORY:
 RSA/RSL 5/31/95            1.26         1.37         1.60         1.90
 RSA/RSL 4/30/95            1.18         1.31         1.58         1.91
 RSA/RSL 3/31/95            1.19         1.31         1.60         1.93
 RSA/RSL 2/28/95            1.20         1.30         1.61         1.95
 RSA/RSL 1/31/95            1.17         1.30         1.62         1.95

                        GRAND
ASSETS:                 TOTAL
                      ---------
Loans:
 Commercial
   Loans-Fixed         74,210,957
 Commercial
   Loans-Variable      82,817,101
 Installment
   Loans-Fixed         80,165,772
 Installment
   Prepayments                  0
 Mortgage Loans -
   Fixed Rate          75,434,406
 Mortgage Loans -
   Variable Rate      288,824,347
 Mortgage
   Prepayments                  0
 Student Loans         13,262,043
 Visa/Master Card       3,647,334
 PCR Loans              1,253,346
 Home Equity Loans     15,259,855
 Overdrafts               181,740
                      -----------
   Rate Sensitive
    Loans             635,056,900
Securities:
 Treasury Securities   73,086,119
 Gov't Agencies        69,079,891
 State & Municipal     78,732,458
 Taxable Municipal      4,067,374
 Corporate
   Securities          18,868,004
 FHLB Stock             2,977,200
 Equity Securites       6,679,682
 Mortgage Backed
   Securities           1,701,385
 Bank Balances -
   Time CD's               60,921
 Rate Swap-PNB
   (June, December)             0
                      -----------
   Rate Sensitive
    Securities        255,253,034
Fed Funds Sold         22,770,744
Cash & Due From
 Banks                 37,477,451
Less Reserve for
 Loan Losses           (9,108,586)
Other Assets           36,681,762
                      -----------
   RATE SENSITIVE
    ASSETS            978,131,306
                     ============

LIABILITIES &           GRAND
 CAPITAL:               TOTAL
                     -----------
 Demand Deposit        99,002,079
 NOW Accounts         118,592,547
 Super NOW Accounts    17,929,064
 Money Market          61,787,202
 Regular Savings      157,564,165
 All Other Savings      8,063,740
 Variable Rate CDs     27,730,558
 Variable Rate CDs -
   Maturing               297,850
 Cert of Deposits
   less than 100,000  280,018,517
 Cert of Deposits
   more than 100,000   27,089,532
 Sec Sold U/A To
   Repurchase          48,491,719
 Notes to US
   Treasury             2,800,000
 Fed Funds Purchased    7,235,328
 Long Term Debt           259,011
                     -----------
RATE SENSITIVE
 LIABILITIES          856,861,314
Other Liabilities      11,349,100
Equity                109,920,892
                     -----------
AS PER ABOVE:         978,131,306
                     ============