Form 10-Q
period 1995-09-30
FINANCIAL TRUST CORP
filed 1995-11-15
CIK 702508

                                  FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1995

                         Commission File Number 0-10756

                              FINANCIAL TRUST CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                               23-2229155
------------------------------              ------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)

1415 Ritner Highway, Carlisle, Pennsylvania             17013
-------------------------------------------      -------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (717) 243-8003


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                      ---   ----
Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 10, 1995

                Common Stock, $5.00 Par Value - 7,765,755 Shares
                ------------------------------------------------

                                     INDEX
                     FINANCIAL TRUST CORP AND SUBSIDIARIES

PART I.  FINANCIAL  INFORMATION                                     Page

Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets -
            September 30, 1995 and December 31, 1994                  3

          Consolidated statements of income -
            Three months ended September 30, 1995 and 1994 and
            Nine months ended September 30, 1995 and 1994             4

          Consolidated statements of cash flows -
            Nine months ended September 30, 1995 and 1994             5

          Notes to consolidated financial statements -
            September 30, 1995                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9

PART II.   OTHER INFORMATION                                         13

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                           13

PART I.  FINANCIAL INFORMATION - ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL TRUST CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)


                                                September 30,   December  31,
                                                     1995          1994
                                                     ----          -----
ASSETS

Cash and Due from banks                          $   40,295   $   36,218
Federal funds sold                                    3,150        1,643
Interest bearing balances with banks                    268          237
Investment securities held-to-maturity
 (Fair values of $244,102 and $249,219
 respectively)                                      242,828      256,133
Investment securities available-for-sale
 (amortized cost basis of $57,605 and
 $51,144 respectively)                               61,193       52,456
Loans, net of unearned income of $687
   and $516 respectively                            729,949      707,495
Less:  Reserve for loan losses                       10,924       11,268
                                                 ----------   ----------
      Net Loans                                     719,025      696,227

Premises and equipment                               22,924       20,852
Accrued interest receivable                           8,501        8,115
Intangible assets                                     8,779        9,332
Other assets                                         11,116        9,363
                                                 ----------   ----------

        TOTAL ASSETS                             $1,118,079   $1,090,576
                                                 ==========   ==========
LIABILITIES

Deposits:
   Non-interest bearing                          $  106,030   $   96,955
   Interest bearing                                 815,157      801,904
                                                 ----------   ----------
      Total Deposits                                921,187      898,859

   Short-term borrowings                             51,400       55,844
   Long-term debt                                       761          811
   Accrued interest payable                           2,599        1,526
   Other liabilities                                  6,311        7,667
                                                 ----------   ----------

      TOTAL LIABILITIES                          $  982,258   $  964,707

SHAREHOLDERS' EQUITY (NOTE G)
   Common Stock, par value $5 per share-
      16,000,000 shares authorized;
      issued and outstanding 7,765,755 and
      7,765,479 respectively                         38,829       38,829
   Surplus                                           33,545       33,545
   Net unrealized holding gain from securities
      available-for-sale, net of taxes                1,236          956
   Retained earnings                                 62,211       52,539
                                                 ----------   ----------

      TOTAL SHAREHOLDERS' EQUITY                    135,821      125,869
                                                 ----------   ----------

      TOTAL LIABILITIES
         AND SHAREHOLDERS' EQUITY                $1,118,079   $1,090,576
                                                 ==========   ==========


See notes to consolidated financial statements.

FINANCIAL TRUST CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

                                       Nine Months Ended September 30   Six Months Ended September 30
                                               1995          1994           1995             1994
                                               ----          ----           ----             ----
Interest Income:
   Loans, including fees                    $16,626       $14,184        $48,041          $41,208
   Investment securities:
      Taxable                                 3,002         3,308          9,313            8,815
      Tax-exempt                              1,177         1,135          3,483            3,399
Other, primarily federal funds sold             306           277            550              804
                                            -------       -------        -------           ------
TOTAL INTEREST INCOME                        21,111        18,904         61,387           54,226

Interest Expense:
   Deposits                                   8,206         6,709         23,102           19,132
Short-term borrowings and long-term debt        630           429          2,052            1,023
                                            -------       -------        -------           ------

TOTAL INTEREST EXPENSE                        8,836         7,138         25,154           20,155
                                            -------       -------        -------           ------

NET INTEREST INCOME                          12,275        11,766         36,233           34,071

Provision for possible loan losses              126           155            323              540
                                            -------       -------        -------           ------

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                  12,149        11,611         35,910           33,531

Other Operating Income:
   Fiduciary income                             595           572          1,724            1,679
   Service charges on deposit accounts          572           573          1,694            1,596
   Investment security gains                     74             0            218              193
   Other                                        743           698          2,105            2,036
                                            -------       -------        -------           ------

TOTAL OTHER OPERATING INCOME                  1,984         1,843          5,741            5,504
                                            -------       -------        -------           ------

Other Operating Expense:
   Salaries and employee benefits             3,934         3,714         11,701           10,873
   Net building occupancy expense               585           534          1,697            1,635
   Equipment rental, depreciation,
      and maintenance                           486           417          1,330            1,201
   Other                                      2,688         3,028          8,777            8,889
                                            -------       -------        -------           ------

TOTAL OTHER OPERATING EXPENSES                7,693         7,693         23,505           22,598
                                            -------       -------        -------           ------

INCOME BEFORE INCOME TAXES                    6,440         5,761         18,146           16,437
Applicable income taxes                       1,706         1,493          4,589            4,010
                                            -------       -------        -------           ------

NET INCOME                                   $4,734        $4,268        $13,557          $12,427
                                            =======       =======        =======          =======

PER SHARE DATA
   Net income                                 $0.61         $0.55          $1.75            $1.60
                                            =======       =======        =======          =======
   Dividends                                  $0.21         $0.20          $0.63            $0.58
                                            =======       =======        =======          =======

   Weighted average number of shares
      outstanding                         7,766,282     7,758,896      7,766,480        7,757,069

See notes to consolidated financial statements.


FINANCIAL TRUST CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

                                                Nine Months Ended September 30
                                                     1995        1994
                                                     ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                        $13,557     $12,427
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation                                     1,226       1,166
   Amortization for intangible assets                 553         522
   Provision for loan losses                          323         540
   Net amortization of investment
      security premiums                               735         680
   Increase in interest receivable                   (386)     (1,439)
   Increase in interest payable                     1,073         393
   Increase (decrease)  in other liabilities       (2,090)        274

CASH PROVIDED BY OPERATING ACTIVITIES              14,991      14,563

CASH FLOW FROM INVESTING ACTIVITIES:
   (Increase) decrease  in interest bearing
      bank balances                                   (31)       (936)
   Proceeds from sales and maturities of
      investment securities                        62,940      72,924
   Purchases of investment securities             (57,137)   (140,656)
   Increase in loans                              (22,454)    (30,229)
   Net loan charge-offs                              (667)        (45)
   Purchase of premises and equipment              (3,298)     (3,202)
   Purchase of intangible assets                        0      (6,381)
   Increase in other assets                        (1,753)     (1,942)

CASH USED IN INVESTING ACTIVITIES                 (22,400)   (110,467)

CASH FLOW FROM FINANCING ACTIVITIES
   Increase  in deposits                           22,328      79,537
   Increase (decrease) in short-term borrowings    (4,444)     13,250
   Increase in long term debt                           0         264
   Payments on long-term debt                         (50)        (50)
   Cash dividends                                  (4,841)     (4,490)
   Cash payment for partial shares associated with
      stock dividend                                    0         (26)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    12,993      88,485
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    5,584      (7,419)
CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                       37,861      52,885
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $43,445     $45,466

See notes to consolidated financial statements.


FINANCIAL TRUST CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B - INCOME TAXES

         Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.

NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. There were firm commitments to extend credit in the amount of $109,438,000 at September 30, 1995. Commitments under outstanding standby letters of credit amounted to $7,877,000 at September 30, 1995. Management does not anticipate any losses as a result of these customary banking transactions. The notional value of interest rate swaps existing at September 30, 1995 was $5,000,000. This rate contract matures on December 20, 1995.

NOTE D

    The amortized cost and fair values of investment securities were as follows at the dates indicated:
    (Dollars in thousands)

                                            September 30, 1995
                                            ------------------
                                        Amortized Cost    Fair Value
                                        --------------    ----------

    U.S. Treasury and other U.S.
       government agencies                $140,256          $140,516
    State and political  subdivisions       84,653            85,690
    Corporate and mortgage backed
       securities                           17,919            17,896
                                          --------          --------
    Total Held-to-maturity                $242,828          $244,102
                                          ========          ========

    U.S. Treasury and other U.S.
       government agencies                 $39,113           $38,958
    State and political subdivisions        11,950            12,036
    Equity securities including FHLB
      stock                                  6,542            10,199
                                          --------          --------

    Total Available-for-sale               $57,605           $61,193
                                          ========          ========

                                             December 31, 1994
                                             -----------------
                                        Amortized Cost    Fair Value
                                        --------------    ----------
    U.S. Treasury and other
       government agencies                $153,119          $148,067
    State and political subdivisions        82,299            81,054
    Corporate and mortgage backed
       securities                           20,715            20,098
                                          --------          --------

    Total Held-to-Maturity                $256,133          $249,219
                                          ========          ========


    U.S. Treasury and other U.S.
       government agencies                 $30,017           $28,759
    State and political subdivisions        12,552            12,471
    Corporate and mortgage backed
       securities                            2,253             2,243
    Equity securities including FHLB
       stock                                 6,322             8,983
                                          --------          --------

    Total Available-for-sale               $51,144           $52,456
                                          ========          ========


NOTE E - LOANS

    Loans consisted of the following at the dates indicated:
    (Dollars in thousands)


                                        September 30, 1995   December 31, 1994
                                        ------------------   -----------------

    Commercial, financial
       and agricultural                  $73,153                  $61,832
    Real estate - construction            12,250                   11,018
    Real estate - residential            414,630                  410,459
    Real estate - other                  157,473                  152,749
    Consumer                              73,130                   71,953
                                        --------                 --------
                                         730,636                  708,011

    Less:  unearned income                   687                      516
                                        --------                 --------

       Total Loans                      $729,949                 $707,495
                                        ========                 ========

NOTE F - DEPOSITS

    Deposit composition was as follows, at the dates indicated:
    (Dollars in thousands)

                                        September 30, 1995   December 31, 1994
                                        ------------------   -----------------
    Non-interest bearing
       demand deposits                       $106,030             $96,955

    Interest bearing:
       Interest bearing demand deposits       165,188             156,025
       Money market deposit accounts           74,043              92,841

       Passbook/statement savings             175,931             204,034

       Time deposits less than $100,000       362,706             316,371
       Time deposits of $100,000
          and over                             37,289              32,633
                                             --------            --------

                                             $921,187            $898,859
                                             ========            ========

NOTE G - SHAREHOLDERS' EQUITY

    On July 20, 1994, the Board of Directors approved a 33 1/3% stock dividend, payable August 29, 1994, to shareholders of record August 15, 1994. Earnings per share, dividends per share and weighted average shares outstanding references for 1994's first half have been restated to reflect the effects of the stock dividend.

    The acquisition of Washington County National Bank (WCNB), headquartered in Williamsport, Maryland, was completed September 30, 1995. This acquisition is being accounted for as a pooling of interests, accordingly, all financial results reported herein have been pooled and prior history restated to treat the maximum additional 1,054,888 shares that could be issued through the acquisition as having been issued prior to January 1, 1994. WCNB had assets of $136,181,000 and equity of $11,949,000 at September 30, 1995. WCNB contributed net income of $1,086,000 and $910,000, respectively for the nine month periods ended September 30, 1995 and 1994.

    The effect of common stock equivalents is not significant for any period presented.

FINANCIAL TRUST CORP

PART I. - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary
Financial Trust Corp recorded net income of $4,734,000 for the third quarter of 1995, a 10.9% increase over the $4,268,000 earned during the third quarter of 1994. On a per share basis, net income totaled $.61, compared to $.55 for the third quarter of 1994 and $.58 for the second quarter of 1995.

Net income of $13,557,000 for the first nine months of 1995 represents a 9.1% increase over the $12,427,000 earned during the first nine months of 1994. Net income per share was $1.75 for the first nine months of 1995 and $1.60 for the first nine months of 1994.

The following statistics compare 1995's year to date performance to that of 1994:

                                3rd      3rd        First          First
                            Quarter  Quarter  Nine Months    Nine Months
                               1995     1994         1995           1994
                               ----     ----         ----           ----

Return on average assets       1.69%    1.56%        1.64%          1.56%
Return on average equity      14.25%   13.98%       13.93%         13.73%
Average equity/Average assets 11.87%   11.15%       11.78%         11.36%


A more detailed discussion of the elements having the greatest impact on net income follows.

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities.

Net interest income for the third quarter of 1995 increased $509,000, or 4.3%, over the third quarter of 1994. Net interest income for the first nine months of 1995 increased $2,162,000 or 6.3% over the first nine months of 1994.

Net interest income for 1995's third quarter grew by 4.3% (4.5% on a tax equivalent basis) due to an 11 basis point increase in net interest margin over 1994's third quarter. The net interest margin increase was driven by a 12.4% increase in average daily free funds that arose due to an 11.1% increase in average daily non-interest bearing demand deposits and an 8.8% increase in average daily shareholders' equity.

Net interest income for 1995's first nine months grew by 6.3% (6.2% on a tax equivalent basis) due to an 11 basis point increase in net interest margin over 1994's first nine months. The net interest margin increase was fueled primarily by a 10.2% increase in free funds. Non-interest bearing demand deposits were up 10.7%, on an average daily basis, over 1994's first nine months. Shareholders equity increased 7.6% over the same period, on an average daily basis. Local commercial lending has driven 1995's net interest margin increases with commercial loans growing approximately $8 million and non-interest demand deposits growing approximately $6 million per quarter, on an average daily basis during 1995's second and third quarters.

The tables that follow, state results on a fully taxable equivalent basis, net of disallowed interest expense and explain further the net interest income changes (Dollars in thousands):

                                  3rd Quarter, 1995        3rd Quarter, 1994
                                  -----------------        -----------------
                                  Avg. Balance    Rates   Avg. Balance    Rates
                                  ------------    -----   ------------    -----

Interest earning assets (F.T.E.)  $1,044,231      8.39%   $1,023,126      7.68%
Interest bearing liabilities         869,977      4.03%      868,078      3.26%
                                  ---------------------------------------------
Free Funds                          $174,254                $155,048
                                  ==========              ==========

Net interest income (F.T.E.)         $13,203                 $12,635
                                 ===========              ==========
Net interest spread (F.T.E.)                      4.36%                   4.42%
                                               ========                ========
Free funds ratio                       16.69%                 15.15%
                                  ===========             ==========
Net interest margin (F.T.E.)                      5.03%                   4.92%
                                               ========                ========

                                  1st Nine Months, 1995   1st Nine Months, 1994
                                  ---------------------   ---------------------
Interest earning assets (F.T.E.)  $1,028,685      8.28%     $991,850      7.61%
Interest bearing liabilities         861,067      3.91%      839,776      3.21%
                                  ---------------------------------------------
Free funds                          $167,618                $152,074
                                  ==========                ========
Net interest income (F.T.E.)         $38,976                 $36,696
                                  ==========                ========
Net interest spread (F.T.E.)                      4.37%                   4.40%
                                               ========                ========
Free funds ratio                      16.29%                  15.33%
                                  ==========                ========
Net interest margin (F.T.E.)                      5.01%                   4.90%
                                               ========                ========

Other Income and Other Expenses
Total non-interest income increased $237,000, or 4.3%, over the first nine months of 1994. Increases were spread throughout all categories. Investment security gains were realized via the sale of equity securities from the available for sale portfolio.

Total non-interest expenses increased by 4.0% over the first nine months of 1994 but were unchanged in third quarter comparisons due to a $312,000 reduction in FDIC insurance from year to year that arose due to a $477,000 refund received in September, 1995. The decrease in FDIC insurance costs offset increases in other areas.

The provision for loan losses decreased by $29,000, or 18.7%, versus 1994's third quarter and by $217,000, or 40.2%, year to date because loan quality remains very good. The ratio of reserves to gross loans decreased to 1.50% at September 30, 1995 versus 1.59% at December 31, 1994 but approximately 43% of the $10,924,000 reserve for loan losses remains unallocated. Nonperforming assets have decreased significantly (23.8%) since December 31, 1994, as shown in the following summary:

Nonperforming Assets (Dollars in thousands):


                                         September 30           December 31,
                                             1995                   1994
                                         ------------           ------------

Loans on nonaccrual (cash) basis           $2,337                 $2,292

Loans past due 90 or more days and still
   accruing                                 1,416                  2,318
Nonperforming renegotiated loans                0                    394
Other real estate owned (OREO)                941                  1,158

         Total nonperforming assets        $4,694                 $6,162
                                           ======                 ======
         Ratio of nonperforming assets to
            total loans and OREO             0.64%                  0.87%

         Ratio of nonperforming assets to
            total assets                     0.42%                  0.57%

         Ratio of reserve for loan losses
            to nonperforming assets        232.72%                182.86%

         Ratio of reserve for loan losses
            to nonaccrual loans and OREO   438.50%                326.61%


Income before income taxes is up $1,709,000 and income tax expense is up $579,000 over 1994's first nine months. This appropriately reflects our marginal income tax bracket. The effective federal income tax rates were 25.3% for 1995's first nine months and 24.4% for 1994's first nine months.

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

Rate sensitivity is measured primarily by the use of monthly gap analyses for each of the five financial institutions as well as on a consolidated banking company basis. While individual institutions may become positively or negatively gapped, within the framework of their ALCO policies, the consolidated gap position is kept balanced and moves only minimally from a 1 to 1 relationship for rate sensitive assets to rate sensitive liabilities. Consolidated banking company gap analysis prepared as of September 30, 1995 on a cumulative basis demonstrates the following rate sensitive asset/rate sensitive liability ratios at the date:

                           Including Prepayments   Excluding Prepayments
0 -  3 months                     .83 to 1                .78 to 1
0 -  6 months                     .95 to 1                .86 to 1
0 -  9 months                    1.17 to 1               1.06 to 1
0 -12 months                     1.33 to 1               1.19 to 1

Our gaps historically stay in a rather tight range. We feel that we can react to rate movements in either direction from our current position. We perform quarterly interest rate shock analyses at the bank level to supplement the gap analysis.

Historically, the Corporation has operated with a very strong capital base, well above industry averages. Total shareholders' equity represented 12.15% of assets at September 30, 1995, versus 11.30% one year earlier. The consolidated risk based capital ratios at September 30, 1995 were 18.62% for Tier 1 and 19.87% for total capital. At September 30, 1994 those ratios were 17.41% for Tier 1 and 18.65% for total capital. The Tier 1 leverage ratio at September 30, 1995 was 11.63%. All banking and thrift subsidiaries individually exceed minimum regulatory capital requirements at September 30, 1995 by a comfortable margin. Given the strong capital base, no equity raising activities are planned for the near future. Capital position and asset quality have consistently been strengths of the Corporation.

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

Financial Trust Corp's management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material effect on the corporations's liquity capital resources or operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither Financial Trust Corp nor any subsidiary is a part to any material legal proceedings other than ordinary routine litigation incidental to their business.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ending September 30, 1995. A Form 8-K was filed in October 1995 announcing the completion of the Washington County National Bank acquisition and disclosing that it would be accounted for as a pooling of interests.



                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FINANCIAL TRUST CORP
                                    --------------------
                                    (Registrant)


    Date________________________    ________________________________________
                                    Ray L. Wolfe, Chairman and CEO
                                    (Principal Executive Officer)

    Date________________________    ________________________________________
                                             Bradley S. Everly
                                    Senior Vice President, Treasurer and CFO
                                        (Principal Financial Officer)