Form 10-K405
period 1995-12-31
FINANCIAL TRUST CORP
filed 1996-03-26
CIK 702508

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, l995     Commission File Number 0-10756
                              FINANCIAL TRUST CORP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-2229155
------------------------------------              -----------------------------
(State or other jurisdiction of                    (I. R. S. Employer
incorporation or organization)                      Identification Number)

1415 Ritner Highway, Carlisle, Pennsylvania                   17013
--------------------------------------------               ------------
  (Address or principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (717) 243-8003
                                                    ---------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, Par Value $5.00 Per Share
                    ---------------------------------------
                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 4, 1996:

                  Common Stock, $5.00 Par Value - $206,576,033
                  --------------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of March 4, 1996:

                   Common Stock, $5.00 Par Value - 7,765,443
                   -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

     Financial Trust Corp (often hereinafter the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated as "Financial Trans Corp." under the laws of Pennsylvania on May 7, 1982, and commenced business on November 3, 1982, by acquiring all of the issued and outstanding common stock of Farmers Trust Company, Carlisle, Pennsylvania ("Farmers"). On July 20, 1984, it became a multi-bank holding company with the acquisition of Chambersburg Trust Company, Chambersburg, Pennsylvania ("Chambersburg Trust"). On May 16, 1985, the Corporation's name was changed to Financial Trust Corp. In late 1985 Financial Trust Life Insurance Company, the Corporation's first non-banking subsidiary, was established. On November 2, 1987, Firstway Financial, Inc. was merged into the Corporation and its wholly owned subsidiary, First National Bank and Trust Co., Waynesboro, Pennsylvania ("First National") was acquired. On June 1, 1990, First Federal Savings Bank, Hanover, Pennsylvania ("First Federal"), a federally chartered savings association, was acquired. On September 30, 1995, the Corporation acquired Washington County National Bank ("Washington County") located in Williamsport, Maryland. On June 19, 1995, Farmers Trust Company's name was changed to Financial Trust Company ("Financial Trust"). In a corporate reorganization, on October 30, 1995, First Federal Savings Bank was converted to a state chartered commercial bank named First Bank of Hanover, Pennsylvania and subsequently merged into Financial Trust Company. Financial Trust Services Company ("Financial Trust Services"), a wholly-owned subsidiary was formed and began operations on October 2, 1995. The trust operations of the commercial bank affiliates were transferred to the newly formed company.

     Financial Trust Corp is organized as a financial holding company which operates through its subsidiaries to deliver financial and related services to its customers. The Corporation's primary function is to direct the policies and coordinate the financial resources of its subsidiaries to provide various technical and advisory services in connection with operations, accounting, auditing, data processing, human resources management, marketing and new business development. The Corporation employed 103 full time and 23 part time persons at year end. All Corporate employees provide services shared by all subsidiaries.

     The Corporation has authorized capital of 16,000,000 shares of common stock, $5.00 par value. As of December 31, 1995, the Corporation had 7,765,443 shares of common stock outstanding and approximately 3,500 shareholders of record.

Financial Trust Company

     Headquartered in Carlisle, Pennsylvania, Financial Trust Company engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

     As of December 31, 1995, Financial Trust operated twenty-six full-service and drive-up banking offices, fourteen in Cumberland County, four in York County, three in Perry County, two in Dauphin County, two in Adams County and one in Lancaster County. Financial Trust also operates nine remote service facilities, which are automated teller machines located on convenience store properties, on a college campus, in a hospital lobby, in a truck plaza and in supermarkets.

     The principal office is located at 1 West High Street, Carlisle. This building and fifteen branch offices are owned by Financial Trust Company. In addition, ten branch offices are leased by the Bank, as more fully described in
Item 2 of this Form 10-K.

     Financial Trust is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect on Financial Trust Corp or Financial Trust Company. Its market area is a highly competitive one, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. Financial Trust employed 165 full-time and 63 part-time persons at year end.

Chambersburg Trust Company

     Headquartered in Chambersburg, Pennsylvania, Chambersburg Trust Company engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

     As of December 31, 1995, Chambersburg Trust operated eight full service offices and four remote service facilities, all in Franklin County. The principal office is located at 14 North Main Street, Chambersburg. This, as well as four of the eight branch offices are owned; the remaining four branch offices are leased and are located in a supermarket and other shopping areas.

     Chambersburg Trust is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect upon the Bank or the Corporation. Its market area is highly competitive, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. The Bank employed 56 full-time and 29 part-time persons at year end.

First National Bank and Trust Co.

     Headquartered in Waynesboro, Pennsylvania, First National Bank and Trust Co. engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

     As of December 31, 1995, First National operated four full service offices, all in Franklin County, and three remote service facilities. The principal office is located at 13 West Main Street, Waynesboro. All four offices are owned and occupied entirely by the Bank.

     First National is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect upon the Bank or the Corporation. Its market area is highly competitive, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. The Bank employed 48 full-time and 12 part-time persons at year end.

Washington County National Bank

     Headquartered in Williamsport, Maryland, Washington County National Bank engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

     As of December 31, 1995, Washington County operated nine full service offices, all in Washington County. The principal office is located at 14 West Potomac Street, Williamsport. All nine offices are owned and occupied entirely by the Bank.

     Washington County is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect upon the Bank or the Corporation. Its market area is highly competitive, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. The Bank employed 74 full-time and 10 part-time persons at year end.

Financial Trust Services Company

     Headquartered in Carlisle, Pennsylvania, Financial Trust Services Company provides personal and corporate trust and agency services to individuals, corporations and others. These services include trust investment accounts, investment advisory service, estate planning and the management of pension and profit sharing plans.

     Financial Trust Services began operations October 2, 1995 and employed 18 full-time and 2 part-time persons at year end.

Financial Trust Life Insurance Company

     Incorporated in 1985 under the laws of the State of Arizona, Financial Trust Life Insurance Company reinsures the credit life and disability insurance written by the banking subsidiaries' installment loan departments. A wholly-owned subsidiary of Financial Trust Corp, this company became active in January, 1986.

SUPERVISION AND REGULATION

  The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("the Act"), as such it is subject to primary regulation by the Board of Governors of the Federal Reserve System ("the Federal Reserve"). The Act designates banking or managing and controlling banks as the primary business of a bank holding company but authorizes the Federal Reserve to permit such companies to engage in certain other activities which the Board has determined to be closely related to banking.

     All four banking subsidiaries are subject to regulation and supervision, of which regular bank examinations are a part. Financial Trust Company and Chambersburg Trust Company are state chartered banks subject to examination by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation ("FDIC"), as are all insured Pennsylvania bank and trust companies which are not members of the Federal Reserve System. First National Bank and Trust Co. and Washington County National Bank, as federally chartered banks and members of the Federal Reserve System, are subject to examination by the Office of the Comptroller of the Currency, as are all national banks. All four banking subsidiaries are members of the FDIC, which currently insures deposits to a maximum of $100,000 per depositor. For this protection, each bank pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

     Financial Trust Services Company is subject to Federal Reserve and Pennsylvania Department of Banking regulation and supervision. Financial Trust Life Insurance Company is subject to regulation and supervision by the Federal Reserve and the Department of Insurance of the State of Arizona.

     Financial Trust Corp and its banking subsidiaries are subject to periodic examinations by one or more of the various regulatory agencies. During 1995, a number of examinations were conducted at the Corporation and its banking subsidiaries. These examinations included, but were not limited to, procedures designed to review lending practices, credit quality, liquidity, compliance, operations, and capital adequacy of the Corporation and its susidiaries. No comments were received from the various regulatory bodies which, if implemented, would have a material effect on Financial Trust Corp's liquidity, capital resources, or operations.

     The Commonwealth of Pennsylvania Department of Banking currently places no restrictions on Pennsylvania banks as to the establishment of additional Pennsylvania branches. Since March 4, 1990, banks and bank holding companies located in all states have been permitted to acquire Pennsylvania banks if the state in which the bank or bank holding company is located has a reciprocal statute which permits Pennsylvania banks and bank holding companies to acquire or merge with banks in most other states. It also permits banks to branch across state lines. States must decide by June 1, 1997 whether to participate in interstate branching. In July 1995, the Commonwealth of Pennsylvania elected early opt-in, by enacting Act 39 of 1995 ("Act 39"). Act 39 amends the Pennsylvania Banking Code to authorize full and immediate interstate banking and branching pursuant to the federal Riegle-Neal Act. Predictions are that banking industry consolidation will continue to occur and possibly accelerate as the industry strives for greater cost efficiencies and market share. In the short term, management believes the effect of this new legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial.






EXECUTIVE OFFICERS OF THE CORPORATION

     The following information is included in conformity with Instruction 3 of
Item 401(b) of SEC Regulation S-K:



    Name              Age               Position
   -----              ---               --------


Ray L. Wolfe          57       Chairman and CEO (since 1995),
                               President and CEO (1982-1995);


                               Chairman (since 1995), President
                               (1975-1995) and Vice Chairman
                               of the Board (1981-1995), Financial
                               Trust Company

Peter C. Zimmerman    49       President and Chief Operations Officer
                               (since 1995), Senior (1991-1995) Vice
                               President (1989-1995) and Secretary
                               (1982-1991);

                               President and CEO (since 1991),
                               Chambersburg Trust Company;

                               Executive (1989-1991) Vice President
                               (1977-1991) and Secretary (1975-
                               1991), Financial Trust Company.

Bradley S. Everly     44       Senior Vice President (since 1995),
                               Chief Financial Officer (since 1989),
                               Secretary (1994-1995) and Treasurer
                               (1989-1995).

Lynn S. Baker         45       Senior Vice President (since 1990);

                               Executive Vice President (since 1991)
                               Financial Trust Company;

                               President (1987-1991)  First Federal
                               Savings Bank

Dennis C. Caverly     61       Senior Vice President (since 1991),
                               Vice President (1982-1991);

                               Chairman and CEO (since 1995),
                               President (1991-1995) and Executive
                               Vice President (1989 through 1990)
                               First National Bank and Trust Co.;

                               President (since 1995), Financial Trust
                               Services Company

William H. Kiick      60       Senior Vice President (since 1991);

                               President and CEO (since 1995),
                               Financial Trust Company;

                               President (1991-1995), First Federal
                               Savings Bank

M.L. Patterson, Jr.   65       Senior Vice President (since 1995);

                               President and CEO (since 1979) and
                               Vice Chairman of the Board (since
                               1991) Washington County National
                               Bank



None of the above has any family relationship with any other person so named, and there are no arrangements or understandings between any executive officer and any other person pursuant to which any person was selected as an officer. Officers are elected each year at the reorganization meeting of the Board of Directors following the Annual Meeting of Shareholders.

STATISTICAL DATA

     The following tables and other information present for the reported period statistical information for the Corporation and its subsidiaries on a consolidated basis. This information should be read in conjunction with the audited consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Selected Financial Data of the Corporation included elsewhere in this report:

     A. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

         Page 29 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

     B.  Investment Portfolio

         Pages 15, 16, 30, 31, 36 and 38 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

     C.  Loan Portfolio

         Pages 17, 30, 33, 34, 35, 37 and 38 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

         Risk Elements

         Non-accrual and Restructured Loans

         Information with respect to non-accrual and restructured loans at December 31 is as follows:


                                                  1995         1994       1993
                                                  ----         ----       -----
                                                          (in thousands)

Non-accrual loans                                 $2,402      $2,298      $2,910
Restructured loans                                     0           0         442

Interest income which would
 have been recorded under
 original terms                                      251         242         326

Interest income recorded during
the period                                            52          38          74

Commitments to lend additional
funds                                                 --          --          --

Potential Problem Loans

At December 31, 1995, the Corporation had $418,000 in loans within its loan portfolio that could be considered "potential problem loans" Such loans are characterized as loans for which payments are current, but the borrowers are currently experiencing severe financial difficulties.

The Corporation was not engaged in any highly leveraged transactions (HLT) as of December 31, 1995.

Foreign Outstandings

At December 31, 1995, the Corporation did not have any loans outstanding to any foreign entity or government.

Loan Concentrations

Management is not aware of any loan concentration in the loan portfolio to borrowers engaged in the same or similar industries that would exceed 10% of total loans.

Other Interest Bearing Assets

The Corporation has no interest bearing assets, apart from loans, that meet the non-accrual, past due, restricted or potential problem loan criteria.

D. Summary of Loan Loss Experience

Pages 17, 34 and 35 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

E. Deposits

Pages 18, 29, 37 and 38 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

F. Return on Equity and Assets

                                       Year Ended December 31
                                      1995      1994       1993
                                      ----      ----       ----


(1)   Return on assets               1.64%      1.53%      1.47%

(2)   Return on equity              13.81%     13.52%     13.13%

(3)   Dividend payout ratio         37.40%     37.72%     39.20%

(4)   Equity to assets ratio        11.85%     11.35%     11.20%

Other Equity Ratios

                                        December 31                  Regulatory
                                        --------------------
                                        1995       1994      1993    Minimum
                                        ----       ----      ----    --------

(1) Tier I capital ratio                18.54%    17.51%     17.61%     4.0%
(2) Total (Tier II) capital)            19.78%    18.76%     18.86%     8.0%
(3) Leverage  ratio                     11.85%    10.70%     11.29%     3.0%

G. Short-Term Borrowings
   Page 32 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 2.  PROPERTIES

Financial Trust Corp

     The Corporation is headquartered at 1415 Ritner Highway in Carlisle, Pennsylvania. The corporate headquarters is owned free and clear of any indebtedness. In addition, the Corporation owns an operations center located at 310 Allen Road in Carlisle, Pennsylvania. In 1985 the Corporation entered into an agreement with the Cumberland County Industrial Development Authority and a commercial bank to provide financing for a substantial portion of the operation center. Under the agreement monthly payments are due until maturity in November, 2000.

Financial Trust Company

     The principal executive office and main banking office of Financial Trust Company is located at 1 West High Street, Carlisle, PA. This and the following fifteen branch offices are owned by Financial Trust Company, free and clear of any indebtedness:

      (1) Noble Boulevard & South West Street, Carlisle, PA

      (2) 3805 Trindle Road, Camp Hill, PA

      (3) 433 S. 18th Street, Camp Hill, PA

      (4) 7 Center Square, New Bloomfield, PA

      (5) 216 S. Carlisle St., New Bloomfield, PA

      (6) 19 East Main Street, New Kingstown, PA

      (7) 631 Holly Pike, Mt. Holly Springs, PA

      (8) 120 S. Union Street, Middletown, PA

      (9) 1601 W. Harrisburg Pike, Middletown, PA

     (10) 104 S. Market Street, Elizabethtown, PA

     (11) 100 Frederick Street, Hanover, PA

     (12) 1055 Baltimore Street, Hanover, PA

     (13) 105 Chambersburg Street, Gettysburg, PA

     (14) 14 West Hanover Street, Bonneauville, PA

     (15) 401 East King Street, Shippensburg, PA



     The following nine full service offices, one drive-up office and the sites for nine remote service facilities (RSF's) are leased from various lessors under varying terms and conditions:

      (1) 1958 Spring Road, Carlisle, PA

      (2) Carlisle Plaza Mall, Carlisle, PA

      (3) 5303 E. Simpson Ferry Road, Mechanicsburg, PA

      (4) 5 Village Square Plaza, Shermans Dale, PA

      (5) 6520 Carlisle Pike, Mechanicsburg, PA

      (6) 960 Walnut Bottom Road, Carlisle, PA (land leased)

      (7) 4 N. U.S. Highway Route #15, Dillsburg, PA (land leased)

      (8) 457 Eisenhower Drive, Hanover, PA

      (9) 802 Lisburn Road, Mechanicsburg, PA

     (10) 1415 Ritner Highway, Carlisle, PA (leased from Parent Corporation)

     (11) 43 Forge Road, Boiling Springs, PA (RSF)

     (12) Pa. Rt. 641, Plainfield, PA (RSF)

     (13) Carlisle Plaza Mall, Carlisle, PA (RSF)

     (14) 246 Parker Street, Carlisle Hospital, Carlisle, PA (RSF)

     (15) Holland Union Building, Dickinson College, Carlisle, PA (RSF)

     (16) 1201 Harrisburg Pike, Carlisle, PA (RSF)

     (17) 1098 Harrisburg Pike, Carlisle, PA (RSF)

     (18) 1451 S. Market Street, Mechanicsburg, PA (RSF)

     (19) Baltimore & Steinwehr Streets, Gettysburg, PA (RSF)

Chambersburg Trust Company

     The principal executive office and main banking office of Chambersburg Trust Company is located at 14 North Main Street, Chambersburg, PA. This and the following four branch offices are owned by Chambersburg Trust Company, free and clear of any indebtedness:

      (1) 278 Lincoln Way East, Chambersburg, PA

      (2) 1798 Lincoln Way East, Chambersburg, PA

      (3) 643 E. Baltimore Street, Greencastle, PA

      (4) 3628 Scotland Main Street, Chambersburg, PA

     The following four full service offices and the sites for four remote service facilities (RSF's) are leased from various lessors under varying terms and conditions:

      (1) South Gate Mall, Chambersburg, PA

      (2) 993 Wayne Avenue, Chambersburg, PA

      (3) 915 Wayne Avenue, Chambersburg, PA

      (4) 128 East Queen Street, Chambersburg, PA (leased from Financial Trust Company)

      (5) 1080 Lincoln Way West, Chambersburg, PA (RSF)

      (6) 1175 Stouffer Avenue, Chambersburg, PA (RSF)

      (7) 76 West Liberty Street, Chambersburg, PA (RSF)

      (8) 112 N. Seventh Street, Chambersburg, PA (RSF)

First National Bank and Trust Co.

     The principal executive office and main banking office of First National Bank and Trust Co. is located at 13 West Main Street, Waynesboro, PA. This and the following three branch offices are owned by First National Bank and Trust Co., free and clear of any indebtedness:

      (1) 13102 Monterey Lane, Blue Ridge Summit, PA

      (2) 1501 E. Main Street, Wayne Heights Mall, Waynesboro, PA

      (3) 5006 Buchanan Trail East, Zullinger, PA

     The following sites for First National Bank and Trust Co.'s three remote service facilities (RSF's) are leased from various lessors under varying terms and conditions:

      (1) Pennsylvania State University's Campus, Mont Alto, PA (RSF)

      (2) 102 East Main Street, Waynesboro, PA (RSF)

      (3) Wesley Drive, Quincy Village, Quincy, PA (RSF)

Washington County National Bank

     The principal executive office and main banking office of Washington County National Bank is located at 14 West Potomac Street, Williamsport, MD. This and the following eight branch offices are owned by Washington County National Bank, free and clear of any indebtedness:

     (1) 307 East Potomac Street, Williamsport, MD

     (2) 10721 Fairway Lane, Hagerstown, MD

     (3) 121 South Main Street, Clear Spring, MD

     (4) 19 South Main Street, Keedysville, MD

     (5) 7620 Old National Pike, Boonsboro, MD

     (6) 103 West Main Street, Sharpsburg, MD

     (7) 17345 Virginia Avenue, Hagerstown, MD

     (8) 1101 Professional Court, Hagerstown, MD

     The Corporation believes that all properties and equipment are well maintained, adequate for present needs and in good condition. The total annual rental under all real estate leases did not exceed 5% of the Corporation's operating expenses during the past fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Corporation nor its subsidiaries are parties to any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     "Market and Dividend Information" on page 43 and Note K - "Restrictions on Subsidiary Dividends, Loans or Advances" on page 19 of the 1995 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Page 42 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pages 27 through 40 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of independent auditors and consolidated financial statements are included on pages 9 through 26 of the 1995 Annual Report to Shareholders and are incorporated herein by reference. "Quarterly Results of Operations" on page 41 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no Form 8-K filed reporting a change of accountants, nor has there been any disagreement on any matter of accounting principles, practices, or financial statement disclosure with said accountants.


                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     "Election of Directors" on pages 2 through 4 of the 1996 Annual Meeting Proxy Statement is incorporated herein by reference. Also included in this Form 10-K in Item 1 is information on executive officers under the heading "Executive Officers of the Corporation".

ITEM 11.  EXECUTIVE COMPENSATION

     "Executive Compensation" and the related notes on pages 6 through 10 of the Corporation's 1996 Annual Meeting Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pages 1 through 4 of the Corporation's 1996 Annual Meeting Proxy Statement contain information with respect to the beneficial ownership of Common Stock, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Transactions with Directors, Executive Officers and Associates" on page 14 of the 1996 Annual Meeting Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

         1. Financial Statements

            The audited consolidated financial statements for the years ended December 31, 1995, 1994, and 1993, together with the report thereon of Ernst & Young LLP, independent auditors, appearing on pages 9 through 26 together with the "Selected Financial Data" appearing on page 42 of the 1995 Annual Report to Shareholders, are attached as
            Exhibit 13 to this Form 10-K Annual Report.

         2. Financial Statement Schedules

            None - All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto and therefore have been omitted.

         3. Exhibits:

            1-2.  None

            3(a). Articles of Incorporation -- Incorporated by reference are the
                  Corporation's Articles of Incorporation filed as Exhibit 3(a) to Annual Report Form 10-K for the fiscal year ended December 31, 1987.

            3(b). Bylaws -- Incorporated by reference are the Corporation's bylaws filed as Exhibit 3(b) to Annual Report Form 10-K for the fiscal year ended December 31, 1987.

            4-12. None

            13. Registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.

            14-21. None

            22.   Subsidiaries of the registrant:

                  Name                            State of Incorporation           Percent Owned
                  ----                            ----------------------           -------------

                 Chambersburg Trust Company           Pennsylvania                   100%
                 Financial Trust Company              Pennsylvania                   100%
                 First National Bank                  Pennsylvania                   100%
                 and Trust Co.

                 Washington County National Bank      Maryland                       100%
                 Financial Trust Life                 Arizona                        100%
                 Insurance Company
                 Financial Trust Services Company     Pennsylvania                   100%


            23.  None

            24a. Consent of Independent Auditors, Ernst & Young LLP -- Attached

            24b. Consent of Independent Auditors, Smith Elliott Kearns & Co.
                 -- Attached

            25-27. None

            28a. Additional exhibits -- Auditors' Report, Ernst & Young LLP --
                 Page 26 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

            28b. Additional exhibit -- Auditors' Report, Smith Elliott Kearns
                 & Co. -- Attached.

     (b) Reports on Form 8-K:

                 A Form 8-K was filed on January 20, 1995 disclosing that Financial Trust Corp had entered into an Agreement and Plan of Affiliation with Washington County National Bank. A Form 8-K was filed during October 1995 announcing the completion of the Washington County National Bank acquisition on September 30, 1995 and disclosing that the transaction was accounted for as a pooling-of-interests. The Forms 8-K of January and October 1995 are incorporated herein by reference.



                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      FINANCIAL TRUST CORP





                      By  /s/ Bradley S. Everly
                        ----------------------------------------
                      Bradley S. Everly
                      Senior Vice President and Chief Financial Officer

March 20, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



     NAME                            TITLE                          DATE
     ----                            -----                          ----

                                Chairman, Chief Executive
                                Officer and Director
/s/ Ray L. Wolfe                (Principal Executive Officer)   March 18, 1996
-------------------------
Ray L. Wolfe



/s/ Lynn S. Baker               Director                        March 18, 1996
-------------------------
Lynn S. Baker



/s/ Thomas E. Beck              Director                        March 18, 1996
-------------------------
Thomas E. Beck



/s/ Harold L. Brake             Director                        March 18, 1996
-------------------------
Harold L. Brake



________________________        Director                       _________________
Robert W. Brown



/s/ George P. Buckey            Director                       March 18, 1996
-------------------------
George P. Buckey



/s/ Thomas G. Burkey            Director                       March 18, 1996
-------------------------
Thomas G. Burkey



/s/ James E. Byron              Director                       March 18, 1996
-------------------------
James E. Byron



/s/ Dennis C. Caverly           Director                       March 18, 1996
-------------------------
Dennis C. Caverly



/s/ George F. Henneberger       Director                       March 18, 1996
-------------------------
George F. Henneberger



/s/ Webb S. Hersperger, M.D.    Director                       March 18, 1996
-------------------------
Webb S. Hersperger, M.D.



/s/ Allan W. Holman, Jr., Esq.  Director                       March 18, 1996
-------------------------
Allan W. Holman, Jr., Esq.



/s/ William H. Kiick            Director                       March 18, 1996
-------------------------
William H. Kiick



/s/ Richard G. King             Director                       March 18, 1996
-------------------------
Richard G. King



/s/ M.L. Patterson, Jr.         Director                       March 18, 1996
-------------------------
M.L. Patterson, Jr.



/s/ Thomas H. Shank             Director                       March 18, 1996
-------------------------
Thomas H. Shank



________________________        Director                       _________________
William F. Shull



/s/ Paul L. Strickler           Director                       March 18, 1996
-------------------------
Paul L. Strickler



/s/ Jack K. Sunday              Director                       March 18, 1996
-------------------------
Jack K. Sunday



/s/ Mary Ann Warrell            Director                       March 18, 1996
-------------------------
Mary Ann Warrell



                                President, Chief Operations
/s/ Peter C. Zimmerman          Officer and Director           March 18, 1996
-------------------------
Peter C. Zimmerman

                                Senior Vice President and
                                Chief Financial Officer
/s/ Bradley S. Everly           (Principal Financial and       March 18, 1996
-------------------------       Accounting Officer)
Bradley S. Everly