Form 10-Q
period 1996-03-31
FINANCIAL TRUST CORP
filed 1996-05-14
CIK 702508

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996
                         Commission File Number 0-10756


                              FINANCIAL TRUST CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                            23-2229155
         -------------------------------              ----------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)            Identification Number)

        1415 Ritner Highway, Carlisle, PA                   17013
    ----------------------------------------             ----------
    (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area   (717) 243-8003
                                                        --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X          No
                                         ------          -----

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 1, 1996.

                Common Stock, $5.00 Par Value - 7,765,443 Shares
                ------------------------------------------------

                                      INDEX
                     FINANCIAL TRUST CORP AND SUBSIDIARIES
PART I.  FINANCIAL INFORMATION                                           Page
- -------  ---------------------                                           ----

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -
         March 31, 1996 and December 31, 1995                               3

         Consolidated statements of income -
         Three months ended March 31, 1996 and 1995                         4

         Consolidated statements of cash flows -
         Three months ended March 31, 1996 and 1995                         5

         Notes to consolidated financial statements -
         March 31, 1996                                                     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10

PART II.  OTHER INFORMATION                                                13
- --------  -----------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                 13
- ----------

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
Item 1.  FINANCIAL STATEMENTS

FINANCIAL TRUST CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

                                                                                      March 31  December 31
                                                                                         1996         1995
                                                                                        ----          ----
ASSETS

   Cash and due from banks                                                            $39,695       $46,864
   Federal funds sold                                                                     550         3,075
   Interest bearing balances with banks                                                   509           570
   Investment securities available-for-sale
     (amortized cost basis of $336,180 and $309,376 respectively)                     340,567       316,829


   Loans, net of unearned income of $35
     and $39  respectively                                                            739,009       731,150
   Less:  Reserve for loan losses                                                      11,175        11,038
                                                                                   ----------    ----------
    Net Loans                                                                         727,834       720,112

   Premises and equipment                                                              23,565        23,610
   Accrued interest receivable                                                          8,877         8,676
   Intangible assets                                                                    8,410         8,595
   Other assets                                                                        14,299        10,106
                                                                                   ----------    ----------
      TOTAL ASSETS                                                                 $1,164,306    $1,138,437
                                                                                   ==========    ==========

LIABILITIES
   Deposits:
      Noninterest bearing                                                            $106,923      $111,194
      Interest bearing                                                                837,669       820,526
                                                                                   ----------    ----------
         Total Deposits                                                               944,592       931,720

   Short-term borrowings                                                               59,354        53,530
   Long-term debt                                                                       5,425           743
   Accrued interest payable                                                             3,748         2,187
   Other liabilities                                                                    9,232         9,185
                                                                                   ----------    ----------
      TOTAL LIABILITIES                                                             1,022,351       997,365

SHAREHOLDERS' EQUITY
    Common Stock, par value $5 per share -
      16,000,000 shares authorized; 7,765,443 shares issued
      and outstanding                                                                  38,827        38,827
   Surplus                                                                             33,509        33,509
   Net unrealized holding gain from securities
      available-for-sale, net of income taxes                                           2,862         4,845
   Retained earnings                                                                   66,757        63,891
                                                                                   ----------    ----------
      TOTAL SHAREHOLDERS' EQUITY                                                      141,955       141,072
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $1,164,306    $1,138,437
                                                                                   ==========    ==========

See notes to consolidated financial statements.

FINANCIAL TRUST CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

                                                                                 Three Months Ended March 31
                                                                                        1996       1995
                                                                                        ----       ----

Interest Income:
   Loans, including fees                                                                $16,780    $15,333
   Investment securities:
      Taxable                                                                             3,238      3,173
      Tax-exempt                                                                          1,314      1,164
   Other, primarily federal funds sold                                                      105         37
                                                                                      ---------  ---------
TOTAL INTEREST INCOME                                                                    21,437     19,707

Interest Expense:
   Deposits                                                                               8,226      7,093
   Short-term borrowings and long-term debt                                                 687        760
                                                                                      ---------  ---------
TOTAL INTEREST EXPENSE                                                                    8,913      7,853

NET INTEREST INCOME                                                                      12,524     11,854
Provision for possible loan losses                                                          146         76
                                                                                      ---------  ---------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                                                              12,378     11,778

Other Operating Income:
   Fiduciary income                                                                         630        491
   Service charges on deposit accounts                                                      593        543
   Investment security gains (losses)                                                        78         19
   Other                                                                                    603        746
                                                                                      ---------  ---------
TOTAL OTHER OPERATING INCOME                                                              1,904      1,799

Other Operating Expense:
   Salaries and employee benefits                                                         4,146      3,917
   Net occupancy                                                                            679        581
   Equipment                                                                                501        401
   Other                                                                                  2,581      3,025
                                                                                      ---------  ---------
TOTAL OTHER OPERATING EXPENSES                                                            7,907      7,924
                                                                                      ---------  ---------

INCOME BEFORE INCOME TAXES                                                                6,375      5,653
   Applicable income taxes                                                                1,571      1,325
                                                                                      ---------  ---------
NET INCOME                                                                               $4,804     $4,328
                                                                                      =========  =========

PER SHARE DATA
   Net income                                                                             $0.62      $0.56
   Dividends (restated for pooling, see note A)                                            0.25       0.21
   Dividends declared                                                                      0.25       0.23

Weighted average number of shares outstanding                                         7,763,465  7,765,755
                                                                                      =========  =========


See notes to consolidated financial statements.

FINANCIAL TRUST CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)



                                                                                 Three Months Ended March 31
                                                                                        1996       1995
                                                                                        ----       ----

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                                                                              $4,804   $4,328
Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
Depreciation                                                                               470      399
Amortization of intangible assets                                                          185      184
Provision for loan losses                                                                  146       76
Net amortization of investment security premiums                                           191      271
Deferred income tax expense                                                                (10)    (141)
(Increase) decrease in interest receivable                                                (201)       1
Increase in interest payable                                                             1,561      608
Increase (decrease) in other liabilities                                                 1,136      (13)
                                                                                       -------  -------

CASH FLOW FROM OPERATING ACTIVITIES                                                      8,282    5,713
                                                                                       -------  -------

CASH FLOW FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing bank balances                                       61      (28)
Proceeds from sales and maturities of investment securities                             25,826   15,915
Purchases of investment securities                                                     (52,816)  (5,381)
Increase in loans                                                                       (7,859)  (3,432)
Net loans recovered (charged-off)                                                           (9)       3
Purchase of premises and equipment                                                        (425)    (459)
Increase in other assets                                                                (4,193)  (1,315)
                                                                                       -------  -------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                                            (39,415)   5,303
                                                                                       -------  -------
CASH FLOW FROM FINANCING ACTIVITIES
 Net increase in deposits                                                               12,872    3,247
 Net increase (decrease) in short-term borrowings                                        5,824   (8,651)
 Proceeds of new long-term debt                                                          4,700        0
 Payments on long-term debt                                                                (18)     (16)
 Cash dividends                                                                         (1,939)  (1,613)
                                                                                       -------  -------

CASH FLOW USED IN FINANCING ACTIVITIES                                                  21,439   (7,033)
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                       (9,694)   3,983
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                                              49,939   37,861
                                                                                       -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $40,245  $41,844
                                                                                       =======  =======



See notes to consolidated financial statements.

                     FINANCIAL TRUST CORP AND SUBSIDIARIES
                     -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 March 31, 1996
                                 --------------


NOTE A - BASIS OF PRESENTATION
- ------------------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


          The acquisition of Washington County National Bank on September 30, 1995 was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Washington County National Bank for all periods presented.

NOTE B - INCOME TAXES
- ---------------------

          Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.

NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES
- -----------------------------------------------

          In the normal course of business, the company makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. There were firm commitments to extend credit in the amount of $120,159,000 at March 31, 1996. Commitments under outstanding standby letters of credit amounted to $8,290,000 at March 31, 1996. Management does not anticipate any losses as a result of these customary banking transactions.

NOTE D - INVESTMENT SECURITIES
- ------------------------------

    The amortized cost and fair values of investment securities were as follows at the dates indicated:
    (Dollars in thousands)
                                               March 31, 1996
                                               --------------
                                            Amortized      Fair
                                               Cost        Value
                                               ----        -----

    U.S. Treasury securities and
     obligations of other U.S.
     government agencies                     $198,869    $198,279
    Obligations of States and political
     subdivisions                             112,117     112,681
    Corporate and mortgage backed
     securities                                16,706      16,774
                                             --------    --------
    Total debt securities                     327,692     327,734


    Equity securities including FHLB stock      8,488      12,833
                                             --------    --------
    Total Available-for-Sale Securities      $336,180    $340,567
                                             ========    ========


                                             December 31, 1995
                                             -----------------
                                            Amortized      Fair
                                               Cost        Value
                                               ----        -----

    U.S. Treasury securities and
     obligations of other U.S.
     government agencies                     $180,454    $181,784
    Obligations of States and political
     subdivisions                             106,876     108,424
    Corporate and mortgage backed
     securities                                15,634      15,846
                                             --------    --------
    Total debt securities                     302,964     306,054


    Equity securities including FHLB stock      6,412      10,775
                                             --------    --------
    Total Available-for-Sale Securities      $309,376    $316,829
                                             ========    ========

NOTE E - LOANS
- --------------

    Loans consisted of the following at the dates indicated:
    (Dollars in thousands)

                                           March 31,    December 31,
                                             1996            1995
                                             ----           ----

    Commercial, financial
     and agricultural                        $81,478         $76,795
    Real estate - construction                13,075          13,772
    Real estate - residential                415,771         414,543
    Real estate - other                      157,048         152,857
    Consumer                                  71,672          73,222
                                            --------        --------
                                             739,044         731,189

    Less:  unearned income                        35              39
                                            --------        --------
     Total Loans                            $739,009        $731,150
                                            ========        ========


NOTE F - DEPOSITS
- -----------------

    Deposit composition was as follows, at the dates indicated:
    (Dollars in thousands)



                                           March 31,   December 31,
                                             1996           1995
                                             ----           ----
    Non-interest bearing
     demand deposits                        $106,923       $111,194

    Interest bearing demand deposits         233,283        232,056
    Money market deposit accounts

    Passbook/statement savings               181,095        184,193

    Time deposits under $100,000             380,625        364,963
    Time deposits of $100,000
     and over                                 42,666         39,314
                                            --------       --------
                                            $944,592       $931,720
                                            ========       ========

NOTE G - SHAREHOLDERS' EQUITY
- -----------------------------

On September 30, 1995 in an acquisition accounted for as a pooling-of-interests, Financial Trust Corp acquired Washington County National Bank through the exchange of 2.25 shares of Financial Trust Corp common stock for each share of Washington County National Bank common stock. Accordingly, earnings per share, dividends per share and weighted average shares outstanding references for 1995's first quarter have been restated. The effect of common stock equivalents is not significant for any period presented.

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL TRUST CORP

RESULTS OF OPERATIONS

Summary
- -------
Financial Trust Corp recorded net income of $4,804,000 for the first quarter of 1996, an 11.0% increase over the $4,328,000 earned during the first quarter of 1995. On a per share basis, first quarter 1996 net income was $.62 compared to $.56 for the first quarter of 1995 and $.59 for the fourth quarter of 1995.

The following statistics compare 1996's year-to-date performance to that of 1995:

                                      1st Quarter 1st Quarter
                                         1996          1995
                                         ----          ----
         Return on average assets         1.68%         1.60%
         Return on average equity        13.63%        13.68%
         Average equity/Average assets   12.33%        11.66%

A more detailed discussion of the elements having the greatest impact on net income follows.

Net Interest Income
- -------------------

Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is effected by changes in interest rates, account balances or volume, and the mix of earning assets and interest bearing liabilities.

Net interest income for the first quarter of 1996 increased $670,000, or 5.7%, over the first quarter of 1995. Net interest income increased $769,000, or 6.0% on a full tax equivalent basis. The full tax equivalent increases were greater because tax exempt income increased slightly in 1996 compared to 1995 levels.

Increases in net interest income were generated by volume increases. Net interest margin increased by 5 basis points on a taxable equivalent basis despite a 4 basis point decline in spread. Volume increases were highlighted by a $20 million increase in free funds. Equity increases accounted for approximately two thirds of this free funds increment while noninterest bearing deposit increases account for one-third, on an average daily basis.

The table that follows states rates on a fully taxable equivalent basis, net of disallowed interest expense deductions, and demonstrates the aforementioned effects:

                                    1st Quarter, 1996    1st Quarter, 1995
                                    -----------------    -----------------
                               Avg. Balances    Rates  Avg. Balances  Rates
                               -------------    -----  -------------  -----

     Interest earning assets      $1,066,460     8.38%    $1,014,583   8.11%
     Interest bearing liabilities    886,701     4.04%       854,763   3.73%
                                     -------     ----     ----------   ----
     Free Funds                     $179,759                $159,820
                                    ========                ========

     Net interest income (F.T.E.)    $13,529                 $12,760
                                     =======                 =======
     Net interest spread (F.T.E.)                4.34%                 4.38%
                                                 ====                  ====

     Free funds ratio                  16.86%                 15.75%
                                       =====                  =====
     Net interest margin (F.T.E.)                5.02%                 4.97%
                                                 ====                  ====

Other Income and Other Expenses
- -------------------------------

Total non-interest income increased 5.8%, or $105,000, over the first quarter of 1995. Modest gains were made in most areas with fiduciary income showing the greatest increase.

Total non-interest expenses decreased 0.2%, or $17,000 compared to first quarter of 1995. There were increases in building maintenance, equipment maintenance and salaries and benefits. These increases, however, were offset by lower FDIC premiums and decreased data processing expense.

The provision for loan losses increased by $70,000 or 92% from the first quarter of 1995 with the ratio of reserves to gross loans at 1.51% on March 31, 1996 versus 1.60% on March 31, 1995 and 1.51% on December 31, 1995. As of March 31, 1996, 50.6% of the loan loss reserve is unallocated.

Income before income taxes was up 12.8%, or $722,000, for the first quarter of 1996. Income tax expense was up $246,000 or 18.6% for the same period. The effective income tax rates were 24.6% for 1996's first quarter and 23.4% for 1995's first quarter.

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

Rate sensitivity is measured primarily by the use of monthly gap analyses for each of the four financial institutions as well as on a consolidated basis. While individual institutions may become positively or negatively gapped, within the framework of their ALCO policies, the consolidated gap position is kept balanced and moves only minimally from a 1 to 1 relationship for rate sensitive assets to rate sensitive liabilities. Consolidated gap analysis prepared as of March 31, 1996 on a cumulative basis demonstrates the following rate sensitive asset/rate sensitive liability ratios at that date:

                             Including Prepayments Excluding Prepayments
                             --------------------- ---------------------
         0 -  3 months               .90 to 1            .84 to 1
         0 -  6 months              1.02 to 1            .93 to 1
         0 -  9 months              1.23 to 1           1.11 to 1
         0 - 12 months              1.36 to 1           1.21 to 1

Historically, the Corporation has operated with a very strong capital base, well above industry averages. Total shareholders' equity represented 12.33% of assets at March 31, 1996, versus 11.66% one year earlier. The consolidated risk based capital ratios at March 31, 1996 were 18.36% for Tier I capital and 19.59% for total capital. All banking subsidiaries individually exceed minimum regulatory capital requirements at March 31, 1996 by a comfortable margin. Given the strong equity base, no capital raising activities are planned for the near future. Capital strength and asset quality have consistently been strengths of the Corporation.

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

PART II.  OTHER INFORMATION
- --------  -----------------

Item 1.  LEGAL PROCEEDINGS

          Neither Financial Trust Corp nor any subsidiary is a party to any material legal proceedings other than ordinary routine litigation incidental to their business.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1996. On April 30, 1996 a Form 8-K was filed disclosing a change in the Corporation's certifying accountant. Beard & Company, Inc. Certified Public Accountants, One Park Plaza, Reading, Pennsylvania have been hired to replace Ernst & Young LLP as the Corporation's independent accountants for 1996.







                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FINANCIAL TRUST CORP
                                  (Registrant)


    Date May 14, 1996               /s/ Ray L. Wolfe
         -------------              -----------------
                                    Ray L. Wolfe, Chairman and CEO
                                    (Principal Executive Officer)

    Date May 14, 1996               /s/ Bradley S. Everly
         -------------              -----------------
                                    Bradley S. Everly
                                    Senior Vice President and CFO
                                    (Principal Financial Officer)