Form 10-Q
period 1996-06-30
FINANCIAL TRUST CORP
filed 1996-08-13
CIK 702508

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996

                         Commission File Number 0-10756

                              FINANCIAL TRUST CORP
                              --------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                          23-2229155
                  ------------                          ----------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification Number)

1415 Ritner Highway, Carlisle, Pennsylvania                        17013
- -------------------------------------------                        -----
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,including area code:      (717) 243-8003


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  _X_    No ___


Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 1, 1996.

                Common Stock, $5.00 Par Value - 8,540,595 Shares
                ------------------------------------------------

                                      INDEX
                      FINANCIAL TRUST CORP AND SUBSIDIARIES


PART I.  FINANCIAL  INFORMATION                                            Page

   Item 1.    Financial Statements (Unaudited)

                 Consolidated balance sheets -
                    June 30, 1996 and December 31, 1995                     3

                 Consolidated statements of income -
                    Three months ended June 30, 1996 and 1995 and
                    Six months ended June 30, 1996 and 1995                 4

                 Consolidated statements of cash flows -
                    Six months ended June 30, 1996 and 1995                 5

                 Notes to consolidated financial statements -
                    June 30, 1996                                           6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9



PART II.   OTHER INFORMATION

   Item 1.    Legal Proceedings                                             14

   Item 2.    Changes in Securities

   Item 3.    Defaults upon Senior Securities

   Item 4.    Submission of Matters to a Vote of Security Holders           14

   Item 5.    Other Information

   Item 6.    Exhibits and Reports on Form 8-K                              14



SIGNATURES                                                                  15

PART I.    FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)                                         June 30     December 31
                                                                1996          1995
                                                                ----          ----
ASSETS
Cash and due from banks                                      $   39,836   $   46,864
Federal funds sold                                                1,200        3,075
Interest bearing balances with banks                                410          570
Investment securities available-for-sale (amortized
   cost basis of $345,201 and $309,376 respectively)            345,935      316,829

Loans, net of unearned income of $30 and $39 respectively       757,845      731,150
Less:  Allowance for loan losses                                 11,142       11,038
                                                             ----------   ----------
      Net Loans                                                 746,703      720,112

Premises and equipment                                           23,669       23,610
Accrued interest receivable                                       9,183        8,676
Intangible assets                                                 8,226        8,595
Other assets                                                     12,811       10,106
                                                             ----------   ----------

      TOTAL ASSETS                                           $1,187,973   $1,138,437
                                                             ==========   ==========
LIABILITIES
Deposits:
   Non-interest bearing                                      $  115,619   $  111,194
   Interest bearing                                             849,070      820,526
                                                             ----------   ----------
      Total Deposits                                            964,689      931,720

   Short-term borrowings                                         63,706       53,530
   Long-term debt                                                 5,406          743
   Accrued interest payable                                       2,185        2,187
   Other liabilites                                               9,324        9,185
                                                             ----------   ----------

      TOTAL LIABILITIES                                       1,045,310      997,365

SHAREHOLDERS' EQUITY (NOTE G)
   Common Stock, par value $5 per share-
      authorized 16,000,000 shares; issued and outstanding
      8,540,595 and 8,541,987 respectively                       42,703       42,710
   Surplus                                                       33,508       29,626
   Net unrealized holding gain from securities
      available-for-sale, net of taxes                              515        4,845
   Retained earnings                                             65,937       63,891
                                                             ----------   ----------

      TOTAL SHAREHOLDERS' EQUITY                                142,663      141,072
                                                             ----------   ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $1,187,973   $1,138,437
                                                             ==========   ==========

See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands,                    Three Months Ended June 30     Six Months Ended June 30
                                          --------------------------     ------------------------
except per share data)                       1996            1995          1996          1995
                                             ----            ----          ----          ----
Interest Income:
   Loans, including fees                   $   17,087     $   16,082     $   33,867     $   31,415
   Investment securities:
      Taxable                                   3,573          3,138          6,811          6,311
      Tax-exempt                                1,333          1,142          2,647          2,306
Other, primarily federal funds sold                45            207            150            245
                                           ----------     ----------     ----------     ----------

TOTAL INTEREST INCOME                          22,038         20,569         43,475         40,277

Interest Expense:
   Deposits                                     8,289          7,802         16,515         14,896
Short-term borrowings and long-term debt          689            663          1,376          1,422
                                           ----------     ----------     ----------     ----------

TOTAL INTEREST EXPENSE                          8,978          8,465         17,891         16,318
                                           ----------     ----------     ----------     ----------

NET INTEREST INCOME                            13,060         12,104         25,584         23,959

Provision for possible loan losses                271            121            417            197
                                           ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                    12,789         11,983         25,167         23,762

Other Operating Income:
   Fiduciary income                               568            638          1,198          1,130
   Service charges on deposit accounts            684            579          1,277          1,121
   Investment security gains                      213            125            292            144
   Other                                          780            616          1,383          1,362
                                           ----------     ----------     ----------     ----------

TOTAL OTHER OPERATING INCOME                    2,245          1,958          4,150          3,757
                                           ----------     ----------     ----------     ----------

Other Operating Expense:
   Salaries and employee benefits               4,086          3,849          8,233          7,767
   Net building occupancy expense                 619            530          1,297          1,112
   Equipment expense                              518            442          1,019            844
   Other                                        2,908          3,067          5,489          6,090
                                           ----------     ----------     ----------     ----------

TOTAL OTHER OPERATING EXPENSES                  8,131          7,888         16,038         15,813
                                           ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                      6,903          6,053         13,279         11,706
Applicable income taxes                         1,867          1,558          3,439          2,883
                                           ----------     ----------     ----------     ----------

NET INCOME                                 $    5,036     $    4,495     $    9,840     $    8,823
                                           ==========     ==========     ==========     ==========


PER SHARE DATA
        Net income                         $     0.59     $     0.53     $     1.15     $     1.04
        Dividends                          $     0.23     $     0.19     $     0.46     $     0.38
   Weighted average number of
      shares outstanding                    8,541,302      8,542,330      8,540,557      8,542,330

                See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



(Dollars in thousands)                                  Six Months ended June 30
                                                            1996        1995
                                                            ----        ----

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                               $   9,840    $   8,823
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
   Depreciation                                                951          811
   Amortization for intangible assets                          369          369
   Provision for loan losses                                   417          197
   Net amortization of investment
    security premiums                                          349          524
   Increase in interest receivable                            (507)        (151)
   Increase (decrease) in interest payable                      (2)         518
   Increase (decrease) in other liabilities                  2,530         (487)
                                                         ---------    ---------

CASH PROVIDED BY OPERATING ACTIVITIES                       13,947       10,604
                                                         ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Decrease in interest bearing bank balances                  160           15
   Proceeds from sales and maturities of
    investment securities                                   64,198       33,958
   Purchases of investment securities                     (100,373)     (18,460)
   Increase in loans                                       (26,695)     (14,931)
   Net loans recovered (charged-off)                          (313)          (7)
   Purchase of premises and equipment                       (1,010)      (1,756)
   Increase in other assets                                 (2,705)      (1,300)
                                                         ---------    ---------

CASH USED IN INVESTING ACTIVITIES                          (66,738)      (2,481)
                                                         ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Net increase  in deposits                                32,969       21,809
   Net increase (decrease) in short-term borrowings         10,176       (2,379)
   Proceeds of new long-term debt                            4,700            0
   Payments on long-term debt                                  (37)         (33)
   Cash dividends                                           (3,920)      (3,227)
                                                         ---------    ---------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             43,888       16,170
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         (8,903)      24,293

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      49,939       37,861
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  41,036    $  62,154
                                                         =========    =========

See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996



NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



NOTE B - INCOME TAXES

          Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax-exempt income earned on obligations of States and political subdivisions.



NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

          In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. There were firm commitments to extend credit in the amount of $119,671,000 at June 30, 1996. Commitments under outstanding standby letters of credit amounted to $9,363,000 at June 30, 1996. Management does not anticipate any losses as a result of these customary banking transactions.

NOTE D -  INVESTMENT SECURITIES

          The amortized cost and fair values of investment securities were as follows at the dates indicated:


         (Dollars in thousands)                                                June 30, 1996
                                                                     Amortized Cost          Fair Value
                                                                     --------------          ----------

         U.S. Treasury Securities and obligations
            of other U.S. government agencies                           $206,250               $202,958

         Obligations of States and political subdivisions                113,207                113,240

         Corporate and mortgage backed securities                         17,412                 17,294
                                                                        ---------              ---------

         Total Debt Securities                                           336,869                333,492


         Equity securities including FHLB stock                            8,332                 12,443
                                                                        ---------              ---------

         Total Available-for-Sale Securities                            $345,201               $345,935
                                                                        =========              =========



         (Dollars in thousands)                                              December 31, 1995
                                                                     Amortized Cost           Fair Value
                                                                     --------------          ----------
         U.S. Treasury Securities and obligations
            of other U.S. government agencies                           $180,454               $181,784

         Obligations of States and political subdivisions                106,876                108,424

         Corporate and mortgage backed securities                         15,634                 15,846
                                                                        ---------              ---------

         Total Debt Securities                                           302,964                306,054


         Equity securities including FHLB stock                            6,412                 10,775
                                                                        ---------              ---------

         Total Available-for-Sale Securities                            $309,376               $316,829
                                                                        =========              =========


NOTE E - LOANS

         Loans consisted of the following at the dates indicated:

         (Dollars in thousands)                    June 30,   December 31,
                                                     1996        1995
                                                     ----        ----

         Commercial, financial and agricultural   $ 86,241      $ 76,795
         Real estate - construction                 11,426        13,772
         Real estate - residential                 409,807       414,543
         Real estate - other                       178,295       152,857
         Consumer                                   72,106        73,222
                                                  --------      --------
                                                   757,875       731,189
         Less:  unearned income                         30            39
                                                  --------      --------
            Total Loans                           $757,845      $731,150
                                                  ========      ========



NOTE F - DEPOSITS

         Deposit composition was as follows, at the dates indicated:

         (Dollars in thousands)                   June 30,      December 31,
                                                    1996            1995
                                                    ----            ----

         Non-interest bearing demand deposits     $115,619        $111,194

         Interest bearing:
            Interest bearing demand deposits        66,425         160,021
            Money market deposit accounts          166,403          72,035

            Passbook/statement savings             185,140         184,193

            Time deposits less than $100,000       382,461         364,963
            Time deposits of $100,000 and over      48,641          39,314
                                                  ---------     -----------
                                                  $964,689        $931,720
                                                  =========     ===========



NOTE G - SHAREHOLDERS' EQUITY

         On September 30, 1995 in an acquisition accounted for as a pooling-of-interests, Financial Trust Corp acquired Washington County National Bank through the exchange of 2.25 shares of Financial Trust Corp common stock for each share of Washington County National Bank common stock.

         On April 24, 1996, the Board of Directors of Financial Trust Corp declared a 10% stock dividend, payable on June 17, 1996 to shareholders of record on June 3, 1996.

         Earnings per share, dividends per share and weighted average shares outstanding references have been restated to reflect both the 10% stock dividend and the acquisition of Washington County National Bank. The effect of common stock equivalents is not significant for any period presented.

PART I.    FINANCIAL INFORMATION

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS



                              FINANCIAL TRUST CORP

RESULTS OF OPERATIONS

Summary
Financial Trust Corp recorded net income of $5,036,000 for the second quarter of 1996, a 12.0% increase over the $4,495,000 earned during the second quarter of 1995. On a per share basis, net income totaled $.59, compared to $.53 for the second quarter of 1995 and $.56 for the first quarter of 1996.

Net income of $9,480,000 for the first half of 1996 represents an 11.5% increase over the $8,823,000 earned during the first half of 1995. Net income per share was $1.15 for the first half of 1996 compared to $1.04 for the first half of 1995.

The following statistics compare 1996 performance to that of 1995 for the second quarters and the year-to-date periods ended June 30th:
                                          2nd Quarter          Year-to-Date
                                          -----------          ------------
                                        1996       1995       1996       1995
                                        ----       ----       ----       ----
Return on average assets                1.72%      1.64%      1.70%      1.62%
Return on average equity               14.20%     13.86%     13.91%     13.77%
Average equity/Average assets          12.13%     11.80%     11.80%     11.73%

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

Net interest income for the second quarter of 1996 increased $956,000, or 7.9%, over the second quarter of 1995. Net interest income for the first half of 1996 increased $1,625,000 or 6.8% over the first half of 1995.

Net interest income for 1996's second quarter grew by 7.9% (8.3% on a tax equivalent basis) due to both rate and volume factors. Free funds were up 9.4% versus 1995's second quarter. Net interest spread was up 7 basis points and net interest margin increased 8 basis points over the same time period. The spread increases were fueled by a 15 basis point yield increase in the loan portfolio.

Net interest income for six months ended June 30, 1996 grew by 6.8% (7.1% on a tax equivalent basis) due primarily to volume factors. Net interest spread was up only one basis point for the six month period but net interest margin increased by 7 basis points due primarily to a 10.9% increase in free funds. Non-interest bearing demand deposits were up 7.1%, on an average daily basis, over the first half of 1995.

The tables that follow, state results on a fully taxable equivalent basis, net of disallowed interest expense and explain further the net interest income changes:

(Dollars in thousands)                            2nd Quarter, 1996         2nd Quarter, 1995
                                                  -----------------         -----------------
                                               Avg. Balances    Rates      Avg. Balances     Rates
                                               -------------    -----      -------------     -----
Interest earning assets                          $1,091,793     8.42%        $1,026,916       8.33%
Interest bearing liabilities                        907,347     3.98%           858,295       3.96%
                                                 -------------------         ---------------------
Free Funds                                         $184,446                      $168,621
                                                 ===========                 =============

Net interest income (F.T.E.)                        $13,981                       $12,915
                                                 ===========                 =============
Net interest spread (F.T.E.)                                    4.44%                         4.37%
                                                            ========                      ========

Free funds ratio                                      16.89%                        16.42%
                                                 ===========                 =============
Net interest margin (F.T.E.)                                    5.11%                         5.03%
                                                            ========                      ========


                                                  Year-to-Date,1996            Year-to-Date,1995
                                                  -----------------            -----------------
Interest earning assets                          $1,079,127     8.40%          $1,020,784     8.22%
Interest bearing liabilities                        897,024     4.01%             856,539     3.84%
                                                 -------------------         ---------------------
Free funds                                         $182,103                      $164,245
                                                 ===========                 =============

Net interest income (F.T.E.)                        $27,392                       $25,580
                                                 ===========                 =============
Net interest spread (F.T.E.)                                    4.39%                         4.38%
                                                            ========                      ========

Free funds ratio                                      16.88%                        16.09%
                                                 ===========                 =============
Net interest margin (F.T.E.)                                    5.07%                         5.00%
                                                            ========                      ========

Other Income and Other Expenses
Total non-interest income increased $393,000, or 10.4%, when compared to the first six months of the previous year. Increases in service charge income and gains on securities of $156,000 and $148,000 respectively, were the major components of increase.

Total non-interest expenses increased by $225,000 or 1.4% over the first half of 1995. Salaries and employee benefits reflect increases due to staffing at several new locations. Seven offices were opened and one was closed for a net increase of six offices since late June 1995. FDIC premiums declined $842,000 for the first half of 1996 versus 1995 and played a material role in holding total noninterest expense to the aforementioned modest 1.4% increase.

Provision for Possible Loan Losses
The provision for loan losses increased by $220,000 compared to 1995's first six months. The ratio of allowance for loan losses to gross loans was 1.47% as of June 30, 1996 versus 1.59% at June 30, 1995, however, the unallocated portion of the $11,142,000 reserve grew to 57% at June 30, 1996 from 49% at December 31, 1995. A summary of nonperforming assets follows:

                                                     June 30,     December 31,
 (Dollars in thousands)                                1996          1995
                                                       ----          ----

Loans on nonaccrual (cash) basis                      $  686        $2,402

Loans past due 90 or more days and
   still accruing                                        942         1,803

Nonperforming renegotiated loans                           0             0

Other real estate owned (OREO)                         2,414           793

                                                      ------        ------
     Total nonperforming assets                       $4,042        $4,998
                                                      ======        ======

     Ratio of nonperforming assets to
         total loans and OREO                           0.53%         0.68%

     Ratio of nonperforming assets to
          total assets                                  0.34%         0.44%

     Ratio of allowance for loan losses to
          nonperforming assets                        275.66%       220.85%

     Ratio of allowance for loan losses to
          nonaccrual loans and OREO                   359.42%       345.48%


Income Taxes
Income before income taxes is up $1,573,000 and income tax expense is up $556,000 over the first half of 1995. This appropriately reflects our marginal income tax bracket. The effective federal income tax rates were 25.9% and 24.6% for the first six months of 1996 and 1995 respectively.

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

Rate sensitivity is measured primarily by the use of monthly gap analyses for each of the four commercial banks as well as on a consolidated banking company basis. While individual institutions may become positively or negatively gapped, within the framework of their ALCO policies, the consolidated gap position is kept balanced and moves only minimally from a 1 to 1 relationship for rate sensitive assets to rate sensitive liabilities. Consolidated banking company gap analysis prepared as of June 30, 1996 on a cumulative basis is summarized below and demonstrates the following rate sensitive asset/rate sensitive liability ratios at that date:

                       Including Prepayments           Excluding Prepayments
                       ---------------------           ---------------------
0 -  3 months                 .83 to 1                       .76 to 1
0 -  6 months                1.03 to 1                       .92 to 1
0 -  9 months                1.20 to 1                      1.05 to 1
0 - 12 months                1.39 to 1                      1.21 to 1

The six months of cumulative gap history disclosed in the aforementioned exhibit demonstrates that our gaps stay in a rather tight range. We feel that we can react to rate movements in either direction from our current position. We perform quarterly interest rate shock analyses at the bank level to supplement the gap analysis.

Historically, the Corporation has operated with a very strong capital base, well above industry averages. Total shareholders' equity represented 12.01% of assets at June 30, 1996, versus 11.87% one year earlier. The consolidated risk based capital ratios at June 30, 1996 were 18.42% for Tier 1 and 19.65% for total capital. At June 30, 1995 those ratios were 18.18% for Tier 1 and 19.42% for total capital. The Tier 1 leverage ratio at June 30, 1996 was 11.53%. All banking subsidiaries individually exceed minimum regulatory capital requirements at June 30, 1996 by a comfortable margin. Given the strong capital base, no equity raising activities are planned for the near future. Capital position and asset quality have consistently been strengths of the Corporation.

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


EXPLANATION OF MATERIAL BALANCE SHEET FLUCTUATIONS:

Following is an explanation of consolidated balance sheet items which varied by more than 5% between December 31, 1995 and June 30, 1996:

      Item                          Change              Reason
      ----                          ------              ------
Cash and due from banks           Down 15.0%          Tightened cash control at banks
                                                      plus reduced reserves.

Federal funds sold                Down 61.0%          Subject to significant daily
                                                      fluctuation due to its nature. In
                                                      addition see explanation for
                                                      investment securities below.

Interest bearing                  Down 28.1%          An immaterial item.
balances with banks

Investment Securities             Up 9.2%             Due to investment opportunities
                                                      available during second quarter.

Other Assets                      Up 26.8%            Primarily due to movement of
                                                      nonaccrual loans through the
                                                      collection process to other real
                                                      estate status.  See table in
                                                      management's discussion and
                                                      analysis section.

Short-term Borrowings             Up 19.0%            Due to seasonal fluctuation of
                                                      repurchase agreement funds.

Long-term Debt                    Up 627.6%           Due to use of Federal Home Loan
                                                      Bank program funds.

PART II.    OTHER  INFORMATION

 Item 1.  LEGAL PROCEEDINGS

          Neither Financial Trust Corp nor any subsidiary is a party to any material legal proceedings other than ordinary routine litigation incidental to their business.




 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

          The Annual Meeting of Shareholders of Financial Trust Corp (FITC) was held April 24, 1996 at the office of the Corporation, 1415 Ritner Highway, Carlisle, PA.

          The shareholders voted 84.6% of outstanding shares in the affirmative, withheld 0.1% of shares and voted 0% of shares against the election of directors as described on pages 2 through 4 of the 1996 Annual Proxy Statement which is incorporated herein by reference.

          Following is a separate tabulation with respect to each nominee:


                                          FOR        WITHHELD      AGAINST
                                          ---        --------      -------
           One Year Term -
          Byron, James E.              6,572,023       8,675          0
          Shank, Thomas H.             6,572,991       7,707          0
           Two Year Term -
          Patterson, M. L., Jr.        6,572,996       7,702          0
           Three Year Term -
          Baker, Lynn S.               6,572,116       8,581          0
          Brake, Harold L.             6,572,996       7,702          0
          Henneberger, George F.       6,572,996       7,702          0
          King, Richard G.             6,571,217       9,481          0
          Shull, William F.            6,572,991       7,707          0
          Strickler, Paul L.           6,572,996       7,702          0
          Warrell, Mary Ann            6,571,786       8,912          0


 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          On April 30, 1996 a Form 8-K was filed disclosing a change in the Corporation's certifying accountant. Beard & Company, Inc., Certified Public Accountants, One Park Plaza, Reading, Pennsylvania, have been hired to replace Ernst & Young LLP as the Corporation's independent accountants for 1996.

          On May 20, 1996 a Form 8-K was filed to announce the declaration of a 10% stock dividend, payable by Financial Trust Corp (FITC) on June 17, 1996 to shareholders of record on June 3, 1996.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FINANCIAL TRUST CORP
                                    (Registrant)




   Date    8/13/96                 /s/ Ray L. Wolfe
        -----------------         --------------------------------
                                   Ray L. Wolfe, Chairman and CEO
                                    (Principal Executive Officer)



   Date    8/13/96                 /s/ Bradley S. Everly
        -----------------         --------------------------------
                                         Bradley S. Everly
                                   Senior Vice President and CFO
                                   (Principal Financial Officer)