Form 10-Q
period 1996-09-30
FINANCIAL TRUST CORP
filed 1996-11-14
CIK 702508

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996

                         Commission File Number 0-10756

                              FINANCIAL TRUST CORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                                23-2229155
-------------------------------------------------        ---------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

               1415 Ritner Highway, Carlisle, Pennsylvania 17013
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number,including area code:      (717) 243-8003
                                                         --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       -------     ------

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 1, 1996.

                Common Stock, $5.00 Par Value - 8,495,595 Shares

                                      INDEX
                      FINANCIAL TRUST CORP AND SUBSIDIARIES


PART I.  FINANCIAL  INFORMATION                                           Page

Item 1. Financial Statements (Unaudited)

         Consolidated balance sheets -
            September 30, 1996 and December 31, 1995                         3

         Consolidated statements of income -
            Three months ended September 30, 1996 and 1995 and
            Nine months ended September 30, 1996 and 1995                    4

         Consolidated statements of cash flows -
            Nine months ended September 30, 1996 and 1995                    5

         Notes to consolidated financial statements -
            September 30, 1996                                               6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 14

Item 2.    Changes in Securities

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15

PART I.    FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS


                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)



(Dollars in thousands)                                            September 30      December 31
                                                                      1996              1995
                                                                      ----              ----
ASSETS
 Cash and due from banks                                          $    48,437       $    46,864
 Federal funds sold                                                     2,150             3,075
 Interest bearing balances with banks                                     704               570
 Investment securities available-for-sale (amortized
   cost basis of $359,301 and $309,376 respectively)                  362,888           316,829

 Loans, net of unearned income of $27 and $39 respectively            773,213           731,150
 Less:  Allowance for loan losses                                      11,343            11,038
                                                                  -----------       -----------
      Net Loans                                                       761,870           720,112

 Premises and equipment                                                23,515            23,610
 Accrued interest receivable                                            8,954             8,676
 Intangible assets                                                      8,042             8,595
 Other assets                                                          10,845            10,106
                                                                  -----------       -----------

      TOTAL ASSETS                                                $ 1,227,405       $ 1,138,437
                                                                  ===========       ===========

LIABILITIES
 Deposits:
   Non-interest bearing                                           $   119,936       $   111,194
   Interest bearing                                                   855,969           820,526
                                                                  -----------       -----------
      Total Deposits                                                  975,905           931,720

 Short-term borrowings                                                 88,435            53,530
 Long-term debt                                                         5,388               743
 Accrued interest payable                                               2,540             2,187
 Other liabilites                                                       8,713             9,185
                                                                  -----------       -----------

      TOTAL LIABILITIES                                             1,080,981           997,365

SHAREHOLDERS' EQUITY (NOTE G)
 Common Stock, par value $5 per share-
      16,000,000 shares authorized; 8,540,595 shares issued
      and 8,495,595 shares outstanding at Sept. 30, 1996;
      8,541,987 shares issued and outstanding at Dec. 31, 1995         42,703            42,710
 Treasury Stock- 45,000 shares, at cost                                (1,204)                0
 Surplus                                                               33,508            29,626
 Net unrealized holding gain from securities
      available-for-sale, net of taxes                                  2,354             4,845
 Retained earnings                                                     69,063            63,891
                                                                  -----------       -----------

      TOTAL SHAREHOLDERS' EQUITY                                      146,424           141,072
                                                                  -----------       -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 1,227,405       $ 1,138,437
                                                                  ===========       ===========


See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


(Dollars in thousands, except per share data)


                                              Three Months Ended Sept.30    Nine Months Ended Sept.30
                                              --------------------------    -------------------------
                                                  1996         1995             1996         1995
                                                  ----         ----             ----         ----
Interest Income:
   Loans, including fees                      $   17,294   $   16,626       $   51,161   $   48,041
   Investment securities:
      Taxable                                      3,830        3,002           10,640        9,313
      Tax-exempt                                   1,300        1,177            3,947        3,483
   Other, primarily federal funds sold                47          306              198          550
                                              ----------   ----------       ----------   ----------

TOTAL INTEREST INCOME                             22,471       21,111           65,946       61,387

Interest Expense:
   Deposits                                        8,383        8,206           24,898       23,102
   Short-term borrowings and long-term debt          872          630            2,248        2,052
                                              ----------   ----------       ----------   ----------

TOTAL INTEREST EXPENSE                             9,255        8,836           27,146       25,154
                                              ----------   ----------       ----------   ----------

NET INTEREST INCOME                               13,216       12,275           38,800       36,233

Provision for possible loan losses                   182          126              599          323
                                              ----------   ----------       ----------   ----------

NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                       13,034       12,149           38,201       35,910

Other Operating Income:
   Fiduciary income                                  525          595            1,723        1,724
   Service charges on deposit accounts               670          572            1,947        1,694
   Investment security gains                          29           74              320          218
   Other                                           1,293          743            2,677        2,105
                                              ----------   ----------       ----------   ----------

TOTAL OTHER OPERATING INCOME                       2,517        1,984            6,667        5,741
                                              ----------   ----------       ----------   ----------

Other Operating Expense:
   Salaries and employee benefits                  4,202        3,934           12,435       11,701
   Net building occupancy expense                    656          585            1,953        1,697
   Equipment expense                                 542          486            1,561        1,330
   SAIF Recapitalization costs                       798            0              798            0
   Other                                           2,737        2,688            8,226        8,777
                                              ----------   ----------       ----------   ----------

TOTAL OTHER OPERATING EXPENSES                     8,935        7,693           24,973       23,505
                                              ----------   ----------       ----------   ----------

INCOME BEFORE INCOME TAXES                         6,616        6,440           19,895       18,146
Applicable income taxes                            1,354        1,706            4,793        4,589
                                              ----------   ----------       ----------   ----------

NET INCOME                                    $    5,262   $    4,734       $   15,102   $   13,557
                                              ==========   ==========       ==========   ==========


PER SHARE DATA
        Net income                            $     0.62   $     0.55       $     1.77   $     1.59
        Dividends                             $     0.25   $     0.19       $     0.71   $     0.57
   Weighted average number of
      shares outstanding                       8,532,964    8,542,330        8,538,008    8,542,330



See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

                                                                Nine Months ended Sept. 30
                                                                --------------------------
                                                                    1996         1995
                                                                    ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                     $  15,102    $  13,557
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation                                                    1,431        1,226
     Amortization for intangible assets                                553          553
     Provision for loan losses                                         599          323
     Net amortization of investment security premiums                  452          735
     Deferred income tax expense (benefit)                             (14)           0
     Increase in interest receivable                                  (278)        (386)
     Increase in interest payable                                      353        1,073
     Increase (decrease) in other liabilities                          916       (2,090)
                                                                 ---------    ---------

CASH PROVIDED BY OPERATING ACTIVITIES                               19,114       14,991
                                                                 ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in interest bearing bank balances                         (134)         (31)
   Proceeds from sales and maturities of investment securities      90,696       62,940
   Purchases of investment securities                             (141,072)     (57,137)
   Increase in loans                                               (42,063)     (22,454)
   Net loans recovered (charged-off)                                  (294)        (667)
   Purchase of premises and equipment                               (1,336)      (3,298)
   Increase in other assets                                           (739)      (1,753)
                                                                 ---------    ---------

CASH USED IN INVESTING ACTIVITIES                                  (94,942)     (22,400)
                                                                 ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES
   Net increase  in deposits                                        44,185       22,328
   Net increase (decrease) in short-term borrowings                 34,905       (4,444)
   Proceeds of new long-term debt                                    4,700            0
   Payments on long-term debt                                          (55)         (50)
   Cash dividends                                                   (6,055)      (4,841)
   Acquisition of treasury stock                                    (1,204)           0
                                                                 ---------    ---------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     76,476       12,993
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    648        5,584

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                              49,939       37,861
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  50,587    $  43,445
                                                                 =========    =========


See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996



NOTE A - BASIS OF PRESENTATION

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.



NOTE B - INCOME TAXES

                 Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax-exempt income earned on obligations of States and political subdivisions.



NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

                 In the normal course of business, the bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. There were firm commitments to extend credit in the amount of $133,095,000 at September 30, 1996. Commitments under outstanding standby letters of credit amounted to $9,476,000 at September 30, 1996. Management does not anticipate any losses as a result of these customary banking transactions.

NOTE D -  INVESTMENT SECURITIES

The amortized cost and fair values of investment securities were as follows at the dates indicated:



(Dollars in thousands)                                  September 30, 1996
                                                        ------------------
                                                  Amortized Cost      Fair Value
                                                  --------------      ----------
U.S. Treasury Securities and obligations
   of other U.S. government agencies                $227,272           $225,390

Obligations of States and political subdivisions     107,149            107,970

Corporate and mortgage backed securities              16,401             16,295
                                                    --------           --------

Total Debt Securities                                350,822            349,655


Equity securities including FHLB stock                 8,479             13,233
                                                    --------           --------

Total Available-for-Sale Securities                 $359,301           $362,888
                                                    ========           ========




(Dollars in thousands)                                  December 31, 1995
                                                        -----------------
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
                                                    ========           ========

NOTE E - LOANS

Loans consisted of the following at the dates indicated:

(Dollars in thousands)                           September 30,      December 31,
                                                      1996              1995
                                                      ----              ----
Commercial, financial and agricultural              $ 88,036          $ 76,795
Real estate - construction                            13,699            13,772
Real estate - residential                            409,346           414,543
Real estate - other                                  186,258           152,857
Consumer                                              75,901            73,222
                                                    --------          --------
                                                     773,240           731,189
Less:  unearned income                                    27                39
                                                    --------          --------
   Total Loans                                      $773,213          $731,150
                                                    ========          ========



NOTE F - DEPOSITS

Deposit composition was as follows, at the dates indicated:

(Dollars in thousands)                            September 30,    December 31,
                                                      1996             1995
                                                      ----             ----
Non-interest bearing demand deposits                 $119,936        $111,194

Interest bearing:
   Interest bearing demand deposits                    82,123         160,021
   Money market deposit accounts                      155,295          72,035

   Passbook/statement savings                         184,431         184,193

   Time deposits less than $100,000                   387,198         364,963
   Time deposits of $100,000 and over                  46,922          39,314
                                                     --------        --------
                                                     $975,905        $931,720
                                                     ========        ========



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

PART I.    FINANCIAL INFORMATION

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS



                              FINANCIAL TRUST CORP

RESULTS OF OPERATIONS

Summary
Financial Trust Corp recorded net income of $5,262,000 for the third quarter of 1996, an 11.2% increase over the $4,734,000 earned during the third quarter of 1995. On a per share basis net income totaled $.62, compared to $.55 for the third quarter of 1995 and $.59 for the second quarter of 1996. Third quarter 1996 results were achieved despite the absorption of $798,000 in SAIF recapitalization costs related to former thrift deposit bases. The SAIF recapitalization costs reduced net income by approximately $519,000 or $0.06 per share.

Net income of $15,102,000 for the first nine months of 1996 represents an 11.4% increase over the $13,557,000 earned during the first nine months of 1995. Net income per share was $1.77 for the first nine months of 1996 compared to $1.59 for the same period in 1995. Earnings per share for 1996 to date would have been $1.83, a 15.1% increase over 1995's first nine months, were it not for the aforementioned SAIF recapitalization costs.

The following statistics compare 1996 performance to that of 1995 for the third quarters and the year-to-date periods ended September 30th:


                                           3rd Quarter                Year-to-Date
                                           -----------                ------------
                                        1996          1995          1996          1995
                                        ----          ----          ----          ----
Return on average assets                 1.77%         1.69%         1.73%         1.64%
Return on average equity                14.77%        14.25%        14.20%        13.93%
Average equity/Average assets           12.00%        11.87%        12.15%        11.78%

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

Net interest income for the third quarter of 1996 increased $941,000, or 7.7%, over the third quarter of 1995. Net interest income for the first nine months of 1996 increased by $2,567,000 or 7.1% over the first nine months of 1995.

Net interest income for 1996's third quarter grew by 7.7% (7.9% on a tax equivalent basis) due to a 6 point increase in net interest margin over 1995's third quarter. The net interest margin increase was driven by a 7.5% increase in average daily free funds that can be attributed primarily to a 2.1% increase in non-interest bearing demand accounts and a 7.2% increase in equity. Loan portfolio growth contributed to the widening spread.

Net interest income for nine months ended September 30, 1996 grew by 7.1% (7.4% on a tax equivalent basis) due primarily to volume factors. Net interest spread was up only three basis points for the nine month period, but net interest margin increased by 6 basis points due primarily to a 9.7% increase in average daily free funds. Non-interest bearing demand deposits were up 5.3% and equity was up 9.3%, on an average daily basis, over the first nine months of 1995, contributing to the free funds growth.

The tables that follow, state results on a fully taxable equivalent basis, net of disallowed interest expense and explain further the net interest income changes:


(Dollars in thousands)               3rd Quarter, 1996           3rd Quarter, 1995
                                     -----------------           -----------------
                                  Avg. Balances      Rates    Avg. Balances      Rates

Interest earning assets             $1,113,367        8.39%     $1,044,231        8.39%
Interest bearing liabilities           926,041        3.98%        869,977        4.03%
                                    ----------        ----      ----------        ----
Free Funds                          $  187,326                  $  174,254
                                    ==========                  ==========

Net interest income (F.T.E.)        $   14,133                  $   13,097
                                    ==========                  ==========
Net interest spread (F.T.E.)                          4.41%                       4.36%
                                                      ====                        ====

Free funds ratio                         16.83%      16.69%
                                    ==========       =====
Net interest margin (F.T.E.)                          5.09%                       5.03%
                                                      ====                       =====



                                     Year-to-Date, 1996           Year-to-Date, 1995
                                     ------------------           ------------------
Interest earning assets             $1,090,624       8.40%     $1,028,685         8.28%
Interest bearing liabilities           906,767       4.00%        861,067         3.91%
                                                               ----------         ----
Free funds                          $  183,857                 $  167,618
                                    ==========                 ==========

Net interest income (F.T.E.)        $   41,526                $    38,677
                                    ==========                 ===========
Net interest spread (F.T.E.)                         4.40%                        4.37%
                                                     ====                         ====

Free funds ratio                         16.86%                     16.29%
                                    ==========                ===========
Net interest margin (F.T.E.)                         5.07%                        5.01%
                                                     ====                         ====




Other Income and Other Expenses

Total non-interest income increased $926,000, or 16.1%, when compared to the first nine months of the previous year. Increases in service charge income of $252,663 and net gains of $530,946 on the sale of other real estate were the major components of the increase.

Total non-interest expense increased by $1,468,000 or 6.2% over the first nine months of 1995. SAIF recapitalization costs related to former thrift deposit bases increased non-interest expense by $798,000 on September 30, 1996. The SAIF recapitalization costs along with increases in salaries and benefits due to staffing at several new locations are the largest factors in the non-interest expense increase. Operating expenses were up only 2.9% for the first nine months of 1996 versus 1995 excluding the one time SAIF assessment.

Provision for Possible Loan Losses
The provision for loan losses increased by $56,000 or 44% versus 1995's third quarter, and $276,000 or 85% compared to the previous year-to-date. The ratio of allowance for loan losses to gross loans was 1.47% as of September 30, 1996 compared to 1.50% at September 30, 1995, however, the unallocated portion of the $11,343,000 reserve grew to 59% at September 30, 1996 from 49% at December 31, 1995. A summary of nonperforming assets follows:



                                                September 30,     December 31,
 (Dollars in thousands)                              1996             1995
                                                     ----             ----

Loans on nonaccrual (cash) basis                    $  647           $2,402

Loans past due 90 or more days and
   still accruing                                    2,168            1,803

Nonperforming renegotiated loans                         0                0

Other real estate owned (OREO)                         945              793
                                                    ------           ------
     Total nonperforming assets                     $3,760           $4,998
                                                    ======           ======

     Ratio of nonperforming assets to
         total loans and OREO                         0.49%            0.68%

     Ratio of nonperforming assets to
          total assets                                0.31%            0.44%

     Ratio of allowance for loan losses to
          nonperforming assets                      301.68%          220.85%

     Ratio of allowance for loan losses to
          nonaccrual loans and OREO                 712.50%          345.48%


Income Taxes

Income tax expense is up $204,000 or 4.4% over the previous year, but the effective federal income tax rate declined from 25.3% to 24.1% thus far in 1996. Increased tax exempt income from securities and loans plus the utilization of certain tax reserves that were applicable to settled returns have contributed to the reduction of income tax expense during 1996.

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

Rate sensitivity is measured primarily by the use of monthly gap analyses for each of the four commercial banks as well as on a consolidated banking company basis. While individual institutions may become positively or negatively gapped, within the framework of their ALCO policies, the consolidated gap position is kept balanced and moves only minimally from a 1 to 1 relationship for rate sensitive assets to rate sensitive liabilities. Consolidated banking company gap analysis prepared as of September 30, 1996 on a cumulative basis demonstrates the following rate sensitive asset/rate sensitive liability ratios at that date:

                            Including Prepayments         Excluding Prepayments
0 -  3 months                     .83 to 1                       .76 to 1
0 -  6 months                    1.03 to 1                       .91 to 1
0 -  9 months                    1.21 to 1                      1.06 to 1
0 - 12 months                    1.41 to 1                      1.22 to 1

All investment securities with call features are assumed to be called in the calculation of the above ratios. The use of maturity dates would yield slightly less positive rate sensitivity ratios, but would be less realistic in the current interest rate environment. Our gaps stay in a rather tight range, and we feel that we can react to rate movements in either direction from our current position. We perform quarterly interest rate shock analyses at the bank level to supplement the gap analysis. Gap analysis is performed using investment securities at both call dates and maturity dates.

Historically, the Corporation has operated with a very strong capital base, well above industry averages. Total shareholders' equity represented 11.93% of assets at September 30, 1996 versus 12.15% one year earlier. The consolidated risk based capital ratios at September 30, 1995 were 18.20% for Tier 1 and 19.43% for total capital. At September 30, 1995 those ratios were 18.62% for Tier 1 and 19.87% for total capital. The Tier 1 leverage ratio at September 30, 1996 was 11.53% All banking subsidiaries individually exceed minimum regulatory capital requirements at September 30, 1996 by a comfortable margin. Given the strong capital base, no equity raising activities are are planned for the near future. Capital position and asset quality have consistently been strengths of the Corporation.

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





EXPLANATION OF MATERIAL BALANCE SHEET FLUCTUATIONS:

Following is an explanation of consolidated balance sheet items which varied by more than 5% between December 31, 1995 and September 30, 1996:


      Item                             Change               Reason
      ----                             ------               ------

Federal funds sold                   Down  30.1%          Subject to significant daily fluctuation due
                                                          to its nature.  In addition see the explanation
                                                          for investment securities listed below.

Interest bearing                     Up  23.5%            Not a material amount.
balances with banks

Investment securities                Up  14.5%            Market fluctuations created investment
                                                          opportunities during the second and
                                                          third quarters.

Loans                                Up  5.7%             Increased lending activity during the  third quarter.

Intangible assets                    Down  6.4%           Regularly scheduled amortization.

Other assets                         Up  7.3%             Primarily due to movement of nonaccrual loans
                                                          through the collection process to other real
                                                          estate status.  See the table in management's
                                                          discussion and analysis section.

Short-term borrowings                Up  65.2%            Due to seasonal fluctuation of repurchase
                                                          agreement funds.

Long-term debt                       Up 625.2%            Due to use of Federal Home Loan Bank programs.

Accrued interest payable             Up  16.1%            Not a material amount.

Other Liabilities                    Up  5.1%             Not a material amount.

PART II.    OTHER  INFORMATION

 Item 1.  LEGAL PROCEEDINGS

                 Neither Financial Trust Corp nor any subsidiary is a party to any matrerial legal proceedings other than ordinary routine litigation incidental to their business.




 Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 On August 28, 1996 a Form 8-K was filed announcing a plan to repurchase up to 250,000 shares, or approximately 3%, of the company's 8.54 million shares of outstanding common stock.

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






  Date  November 13, 1996                            /s/ Ray L. Wolfe
        -----------------                      --------------------------------
                                                Ray L. Wolfe, Chairman and CEO
                                                 (Principal Executive Officer)







   Date November 13, 1996                            /s/ Bradley S. Everly
        -----------------                      --------------------------------
                                                       Bradley S. Everly
                                                 Senior Vice President and CFO
                                                 (Principal Financial Officer)