Form 10-K
period 1996-12-31
FINANCIAL TRUST CORP
filed 1997-03-07
CIK 702508

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, l996   Commission File Number 0-10756

                              FINANCIAL TRUST CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Pennsylvania                             23-2229155
         -------------------------------                ------------------
         (State or other jurisdiction of                 (I. R. S. Employer
          incorporation or organization)               Identification Number)


   1415 Ritner Highway, Carlisle, Pennsylvania                17013
   -------------------------------------------              ----------
    (Address or principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (717) 243-8003
                                                      --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, Par Value $5.00 Per Share
                     ---------------------------------------
                                (Title Of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 21, 1997:

                  Common Stock, $5.00 Par Value - $328,590,707
                  --------------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of February 21, 1997:

                    Common Stock, $5.00 Par Value - 8,532,131
                    -----------------------------------------

================================================================================

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

Financial Trust Corp is organized as a financial holding company which operates through its subsidiaries to deliver financial and related services to its customers. The Corporation's primary function is to direct the policies and coordinate the financial resources of its subsidiaries to provide various technical and advisory services in connection with operations, accounting, auditing, data processing, human resources management, marketing and new business development. The Corporation employed 110 full time and 28 part time persons at year end. All Corporate employees provide services shared by all subsidiaries.

The Corporation has authorized capital of 16,000,000 shares of common stock, $5.00 par value. As of December 31, 1996, the Corporation had 8,532,131 shares of common stock outstanding and approximately 3,503 shareholders of record.


Financial Trust Company

Headquartered in Carlisle, Pennsylvania, Financial Trust Company engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

As of December 31, 1996, Financial Trust operated twenty-eight full-service and drive-up banking offices, sixteen in Cumberland County, four in York County, three in Perry County, two in Dauphin County, two in Adams County and one in Lancaster County. Financial Trust also operates seven remote service facilities, which are automated teller machines located on convenience store properties, on a college campus, in a hospital lobby and in a truck plaza.

The principal office is located at 1 West High Street, Carlisle. This building and fifteen branch offices are owned by Financial Trust Company. In addition, twelve branch offices are leased by the Bank, as more fully described in Item 2 of this Form 10-K.

Financial Trust is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect on Financial Trust Corp or Financial Trust Company. Its market area is a highly competitive one, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. Financial Trust employed 167 full-time and 57 part-time persons at year end.


Chambersburg Trust Company

Headquartered in Chambersburg, Pennsylvania, Chambersburg Trust Company engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

As of December 31, 1996, Chambersburg Trust operated seven full service offices, one drive-up office and four remote service facilities, all in Franklin County. The principal office is located at 14 North Main Street, Chambersburg. This, as well as four of the eight branch offices are owned; the remaining three branch offices are leased and are located in a supermarket and other shopping areas.

Chambersburg Trust is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect upon the Bank or the Corporation. Its market area is highly competitive, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. The Bank employed 55 full-time and 34 part-time persons at year end.

First National Bank and Trust Co.

Headquartered in Waynesboro, Pennsylvania, First National Bank and Trust Co. engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

As of December 31, 1996, First National operated four full service offices, all in Franklin County, and three remote service facilities. The principal office is located at 13 West Main Street, Waynesboro. All four offices are owned and occupied entirely by the Bank.

First National is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect upon the Bank or the Corporation. Its market area is highly competitive, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. The Bank employed 45 full-time and 19 part-time persons at year end.


Washington County National Bank

Headquartered in Williamsport, Maryland, Washington County National Bank engages in a general commercial and retail banking business and offers a full range of banking services to its customers, including several types of checking and savings accounts, certificates of deposit, and commercial, consumer, and mortgage loans.

As of December 31, 1996, Washington County operated nine full service offices, all in Washington County. The principal office is located at 14 West Potomac Street, Williamsport. All nine offices are owned and occupied entirely by the Bank.

Washington County is not dependent upon a single customer, or a small number of customers, the loss of which would have a materially adverse effect upon the Bank or the Corporation. Its market area is highly competitive, not only with other commercial banks, but with numerous savings and loan associations, credit unions, and other financial institutions. In addition, major retailers compete for loans through credit cards and retail installment contracts. The Bank employed 62 full-time and 12 part-time persons at year end.


Financial Trust Services Company

Headquartered in Carlisle, Pennsylvania, Financial Trust Services Company provides personal and corporate trust and agency services to individuals, corporations and others. These services include trust investment accounts, investment advisory service, estate planning and the management of pension and profit sharing plans.

Financial Trust Services leases office space from Financial Trust Corp (Parent) and subsidiary banks and employed 18 full-time and 3 part-time persons at year end.

Financial Trust Life Insurance Company

Incorporated in 1985 under the laws of the State of Arizona, Financial Trust Life Insurance Company reinsures the credit life and disability insurance written by the banking subsidiaries' installment loan departments. A wholly-owned subsidiary of Financial Trust Corp, this company became active in January, 1986.


SUPERVISION AND REGULATION

Securities Regulation

The Corporation is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Corporation is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, proxy solicitation, and insider trading.

Bank Holding Company Regulation

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("the Act"), as such it is subject to primary regulation by the Board of Governors of the Federal Reserve System ("the Federal Reserve"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve has issued regulations under the Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

The Act prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the Act prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. Under the Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Subsidiary Regulation

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

Examinations

Financial Trust Corp and its banking subsidiaries are subject to periodic examinations by one or more of the various regulatory agencies. During 1996, a number of examinations were conducted at banking subsidiaries. These examinations included, but were not limited to, procedures designed to review lending practices, credit quality, liquidity, compliance, operations, and capital adequacy of the Corporation and its susidiaries. No comments were received from the various regulatory bodies which, if implemented, would have a material effect on Financial Trust Corp's liquidity, capital resources, or operations.

FDIC Insurance Assessments

The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. All of the Corporation's subsidiary banks qualify as well capitalized.

Environmental Laws

Environmentally related hazards have become a source of high risk and potential liability for financial institutions relating to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. The Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse affect on the financial condition or results of operations of the Corporation.

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States may also enact legislation to allow for de novo interstate branching by out of state banks. In July of 1995, Pennsylvania adopted "opt in" legislation permitting transactions which result in interstate branching and de novo interstate branching at the present time.

EXECUTIVE OFFICERS OF THE CORPORATION

The following information is included in conformity with Instruction 3 of Item 401(b) of SEC Regulation S-K:



Name                                   Age                       Position
----                                   ---                       --------
Ray L. Wolfe                            58                Chairman and CEO (since 1995),
                                                          President and CEO (1982-1995);

                                                          Chairman (since 1995), President
                                                          (1975-1995) and Vice Chairman
                                                          of the Board (1981-1995), Financial
                                                          Trust Company

Peter C. Zimmerman                      50                President and Chief Operations
                                                          Officer (since 1995), Senior
                                                          (1991-1995) Vice President
                                                          (1989-1995) and Secretary
                                                          (1982-1991);

                                                          President and CEO (since 1991),
                                                          Chambersburg Trust Company;

                                                          Executive (1989-1991) Vice
                                                          President (1977-1991) and
                                                          Secretary (1975- 1991), Financial
                                                          Trust Company.

Bradley S. Everly                       45                Senior Vice President (since 1995),
                                                          Chief Financial Officer (since 1989),
                                                          Secretary (1994-1995) and
                                                          Treasurer  (1989-1995).

Lynn S. Baker                           46                Senior Vice President (since 1990);

                                                          Executive Vice President (since
                                                          1991) Financial Trust Company;

                                                          President (1987-1991)  First
                                                          Federal  Savings  Bank




Name                                    Age                       Position
----                                    ---                       --------

Dennis C. Caverly                       62                Senior Vice President (since 1991),
                                                          Vice President (1982-1991);


                                                          Chairman and CEO (since 1995),
                                                          President (1991-1995) and
                                                          Executive Vice President (1989
                                                          through 1990) First National Bank
                                                          and Trust Co.;

                                                          President (since 1995), Financial
                                                          Trust Services Company

William H. Kiick                        61                Senior Vice President (since 1991);

                                                          President and CEO (since 1995),
                                                          Financial Trust Company;

                                                          President (1991-1995), First Federal
                                                          Savings Bank


M.L. Patterson, Jr.                     66                Senior Vice President (since 1995);


                                                          President and CEO (since 1979)
                                                          and Vice Chairman of the Board
                                                          (since 1991) Washington County
                                                          National Bank

Robert E. Rahal                         35                Senior Vice President (since 1996);

                                                          President (since 1995) and
                                                          Executive Vice President
                                                          (1994-1995) First  National Bank
                                                          and Trust Co.; Senior  Vice
                                                          President and Chief Lending
                                                          Officer (1991-1994) Financial Trust
                                                          Company



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

STATISTICAL DATA

The following tables and other information present for the reported period statistical information for the Corporation and its subsidiaries on a consolidated basis. This information should be read in conjunction with the audited consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Selected Financial Data of the Corporation included elsewhere in this report:

A. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

          Refer to Part II, Item 7, page 18 of this report.

B.        Investment Portfolio

          Refer to Part II, Item 7, pages 18, 20, 21 and 27 and Part II, Item 8, pages 37 and 38 of this report.

C.        Loan Portfolio

          Refer to Part II, Item 7, pages 18, 20, 23, 24, 25, 26 and 27 and Part II, Item 8, page 39 of this report.

          Risk Elements
          Nonaccrual and Restructured Loans
          Refer to Part II, Item 7, page 25 and Part II, Item 8, page 39 of this report.

          Potential Problem Loans

          At December 31, 1996, the Corporation had $312,000 in loans within its loan portfolio that could be considered "potential problem loans". Such loans are characterized as loans for which payments are current, but the borrowers are currently experiencing severe financial difficulties.

          The Corporation was not engaged in any highly leveraged transactions (HLT) as of December 31, 1996.


          Foreign Outstandings

          At December 31, 1996, the Corporation did not have any loans outstanding to any foreign entity or government.

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

D.        Summary of Loan Loss Experience

          Refer to Part II, Item 7 pages 24 and 25 and Part II, Item 8 page 39 of this report.

E.        Deposits

          Refer to Part II, Item 7 pages 18, 21, 26 and 27 and Part II,
          Item 8 page 40 of this report.

F.        Return on Equity and Assets

                                                                                 Year Ended December 31
                                                                          1996             1995             1994
                                                                          ----             ----             ----

          (1) Return on assets                                           1.70%            1.64%            1.53%
          (2) Return on equity                                          14.01%           13.81%           13.52%
          (3) Dividend payout ratio                                     40.63%           37.40%           37.72%
          (4) Equity to assets ratio                                    12.14%           11.85%           11.35%


          Other Equity Ratios

                                                                                       December 31
                                                                        ----------------------------------------     Regulatory
                                                                         1996             1995             1994      Minimum
                                                                         ----             ----             ----      -------

          (1) Tier I capital ratio                                      18.79%           18.54%           17.51%          4.0%
          (2) Total (Tier II) capital ratio                             20.03%           19.78%           18.76%          8.0%
          (3) Leverage ratio                                            11.64%           11.42%           10.70%          4.0%


G.        Short-Term Borrowings

          Refer to Part II, Item 7 page 22 and Part II, Item 8 page 41 of this report.

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

The following eleven full service offices, one drive-up office and the sites for seven remote service facilities (RSF's) are leased from various lessors under varying terms and conditions:

               (1) 1958 Spring Road, Carlisle, PA
               (2) Carlisle Plaza Mall, Carlisle, PA
               (3) 5303 E. Simpson Ferry Road, Mechanicsburg, PA
               (4) 5 Village Square Plaza, Shermans Dale, PA
               (5) 6520 Carlisle Pike, Mechanicsburg, PA
               (6) 960 Walnut Bottom Road, Carlisle, PA  (land leased)
               (7) 4 N. U.S. Highway Route #15, Dillsburg, PA (land leased)
               (8) 457 Eisenhower Drive, Hanover, PA
               (9) 802 Lisburn Road, Mechanicsburg, PA
              (10) 1415 Ritner Highway, Carlisle, PA  (drive-up office leased from Parent Corporation)
              (11) 100 South Spring Garden Street, Carlisle, PA
              (12) One Forge Road, Boiling Springs, PA
              (13) Pa. Rt. 641, Plainfield, PA (RSF)
              (14) 246 Parker Street, Carlisle Hospital, Carlisle, PA (RSF)
              (15) Holland Union Building, Dickinson College, Carlisle, PA (RSF)
              (16) 1201 Harrisburg Pike, Carlisle, PA (RSF)
              (17) 1098 Harrisburg Pike, Carlisle, PA (RSF)
              (18) 1415 S. Market Street, Mechanicsburg, PA (RSF)
              (19) Baltimore & Steinwehr Streets, Gettysburg, PA (RSF)

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

The following two full service offices, one drive-up office and the sites for four remote service facilities (RSF's) are leased from various lessors under varying terms and conditions:

               (1) South Gate Mall, Chambersburg, PA
               (2) 993 Wayne Avenue, Chambersburg, PA
               (3) 915 Wayne Avenue, Chambersburg, PA (drive-up office)
               (4) 1080 Lincoln Way West, Chambersburg, PA (RSF)
               (5) 1175 Stouffer Avenue, Chambersburg, PA (RSF)
               (6) 76 West Liberty Street, Chambersburg, PA (RSF)
               (7) 112 N. Seventh Street, Chambersburg, PA (RSF)

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

                         MARKET AND DIVIDEND INFORMATION


      The common stock of Financial Trust Corp is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol FITC. At the close of business on December 31, 1996 there were approximately 3,503 shareholders of record, with a total of 8,532,131 shares outstanding. The table below sets forth the range of high and low quarterly sales prices and dividends declared per common share.



                                             1996                                               1995
                            --------------------------------------              -----------------------------------
                                                         Quarterly                                        Quarterly
                                  Market Price           Dividend                  Market Price           Dividend
                             High             Low        Declared                High          Low        Declared
                            ------          ------       ---------              ------        ------      ---------
First Quarter               $28.18          $26.59         $0.23                $26.36        $24.32        $0.21
Second Quarter               29.25           27.27          0.23                 25.45         24.32         0.21
Third Quarter                29.00           26.00          0.25                 26.82         24.32         0.21
Fourth Quarter               40.75           26.75          0.25                 28.64         26.14         0.22
                             -----           -----          ----                 -----         -----         ----
                                                           $0.96                                            $0.85
                                                            ====                                             ====



         NASDAQ MARKET MAKERS                                                     NASDAQ MARKET MAKERS

The Chicago Corporation                                                Sandler O'Neill & Partners, L.P.
208 South LaSalle Street, Chicago, IL  60604                           2 World Trade Center, 104th Floor, New York, NY  10048
(312) 855-7600                                                         (212) 466-7700
                                                                       (800) 635-6875

Fahnestock & Co., Inc.
110 Wall Street, New York, NY  10005                                   Tucker Anthony Incorporated
(212) 422-7813                                                         One Beacon Street, Boston, MA  02108
                                                                       (617) 725-2000
Ferris Baker Watts, Inc.
100 Light Street - 9th Floor, Baltimore, MD  21202                     Wheat First, Butcher, Singer
(800) 638-7411                                                         901 E. Byrd St., Richmond, VA  23219
                                                                       (804) 649-2311

Herzog, Heine, Geduld, Inc.
525 Washington Blvd., Jersey City, NJ  07310
(212) 962-0300                                                                           INVESTOR INFORMATION

Janney Montgomery Scott, Inc.                                          FORM 10-K
1801 Market Street, Philadelphia, PA  19103                            Shareholders may obtain copies of the
(215) 665-6000                                                         Corporation's Annual Report on Form
(800) 526-6397                                                         10-K, as filed with the Securities and
                                                                       Exchange Commission, without charge
Legg Mason Wood Walker, Inc.                                           upon written request to Mr. Bradley S.
1 Battery Park Plaza, New York, NY  10005                              Everly, Senior Vice President & CFO,
(212) 428-4949                                                         Financial Trust Corp, P.O. Box 220,
                                                                       Carlisle, PA  17013.
F.J. Morrissey & Co.
1700 Market St., Suite 1420, Philadelphia, PA  19103                   TRANSFER AGENT
(215) 563-8500                                                         The Transfer Agent for Financial Trust
                                                                       Corp is Financial Trust Services Company,
Ryan, Beck & Co.                                                       310 Allen Rd., P.O. Box 220, Carlisle,
80 Main Street, West Orange, NJ  07052                                 PA  17013.
(201) 325-3000


Certain restrictions exist regarding the ability of the banking subsidiaries to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 1996, approximately $76,725,000 of undistributed earnings of the banking subsidiaries was available for distribution to the Corporation as dividends without prior approval of regulatory authorities. Additionally, under Federal Reserve regulation, the banking subsidiaries are limited as to the amount they loan or advance to the Corporation unless such loans or advances are collateralized by specific obligations. At December 31, 1996, the maximum amount available for transfer from subsidiaries to the Corporation in the form of unsecured loans or advances approximated $14,463,000.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA


(Dollars in thousands, except per share data)

Year Ended December 31                                               1996         1995          1994           1993          1992
                                                                     ----         ----          ----           ----          ----
Summary of Operations
      Interest income                                            $   88,899    $   82,855    $   73,692    $   70,648    $   76,486
      Interest expense                                               36,543        34,196        27,679        26,698        34,214
      Net interest income                                            52,356        48,659        46,013        43,950        42,272
      Provision for loan losses                                         855           709           840         3,640         2,800
      Net interest income after provision for loan losses            51,501        47,950        45,173        40,310        39,472
      Securities gains                                                  315           472           144            38           192
      Other income                                                    8,537         7,344         7,148         6,827         6,127
      Other expenses                                                 33,686        31,496        30,610        28,031        25,991
      Income before income taxes                                     26,667        24,270        21,855        19,144        19,800
      Applicable income taxes                                         6,636         6,135         5,426         5,182         4,780
      Income before cumulative effect of an accounting
         change -- operating income                                  20,031        18,135        16,429        13,962        15,020
      Cumulative effect of a change
         in an accounting principle                                    --            --            --             373          --
      Net Income                                                 $   20,031    $   18,135    $   16,429    $   14,335    $   15,020

Per Common Share Data *
      Income before cumulative effect
         of an accounting change -
         operating income                                        $     2.35    $     2.12    $     1.92    $     1.64    $     1.77
      Net income                                                       2.35          2.12          1.92          1.68          1.77
      Cash dividends declared                                          0.96          0.85          0.79          0.71          0.65
      Book value at year-end                                          17.94         16.52         14.74         13.43         12.36
      Average shares outstanding                                  8,529,233     8,542,257     8,542,923     8,533,175     8,509,146

Stock Price Statistics *
      Stock price:
         Close                                                   $    39.88    $    27.50    $    26.14    $    29.49    $    21.07
         High                                                         40.75         28.64         31.71         30.00         22.31
         Low                                                          26.00         24.32         24.55         19.45         13.84

      Stock close/book value at year-end (Book multiple)                2.2           1.7           1.8           2.2           1.7
      Stock close/net income per share (PE ratio)                      17.0          13.0          13.6          17.6          11.9

Year-End Balance Sheet Data
      Assets                                                     $1,219,311    $1,138,437    $1,090,576    $  995,171    $  964,917
      Loans                                                         782,808       731,150       707,495       656,012       635,934
      Deposits                                                      962,610       931,720       898,859       836,733       828,687
      Short-term borrowings                                          71,894        53,530        55,844        35,533        24,160
      FHLB borrowings                                                18,274           256           262          --            --
      Long-term debt                                                    419           489           549           615           683
      Shareholders' Equity                                          153,099       141,072       125,869       114,737       105,375

Performance Statistics
      Return on average assets                                         1.70%         1.64%         1.53%         1.47%         1.60%
      Return on average equity                                        14.01%        13.81%        13.52%        13.13%        15.10%
      Average equity/average assets                                   12.14%        11.85%        11.35%        11.20%        10.57%
      Equity/assets at year-end                                       12.56%        12.39%        11.54%        11.53%        10.92%

-----------------------
*All prior year per common share amounts have been restated to reflect:
      The 3 for 2 stock split, in the form of a 50% stock dividend paid June 1, 1992.
      The 10% stock dividend paid August 30, 1993.
      The 4 for 3 stock split in the form of a 33 1/3% stock dividend paid August 29, 1994.
      The acquisition of Washington County National Bank (WCNB) on September 30, 1995 was accounted for as a pooling-of-interests and required restatement of the consolidated financial statements for all prior periods to include the accounts of WCNB.
      The 10% stock dividend paid June 17, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This section presents management's discussion and analysis of the financial condition and results of operations of Financial Trust Corp and subsidiaries (the Corporation). Commercial banking subsidiaries include Financial Trust Company, Chambersburg Trust Company, First National Bank and Trust Co. and Washington County National Bank. Other primary subsidiaries include Financial Trust Services Company, a provider of trust services and Financial Trust Life Insurance Company, a credit life and disability insurance provider. This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.


                            RECENT CORPORATE ACTIONS

Proposed Merger: On December 19, 1996 Keystone Financial, Inc. (Keystone) signed a definitive agreement to acquire Financial Trust Corp. Under terms of the agreement, each share of Financial Trust Corp common stock will be converted into 1.65 shares of Keystone common stock. The transaction will be accounted for as a pooling-of-interests and is subject to approval by the shareholders of both companies and various regulatory authorities. Keystone had assets of approximately $5.2 billion and shareholders' equity of approximately $507 million at December 31, 1996. Financial Trust Corp's 48 banking offices in Pennsylvania and Maryland will compliment Keystone's 147 banking offices in Pennsylvania, Maryland and West Virginia upon consummation of the merger.

Acquisitions: On September 30, 1995, the Corporation acquired all of the outstanding stock of Washington County National Bank, of Williamsport, Maryland
(WCNB) in exchange for 1,054,576 shares of common stock, along with cash of $9,000 in lieu of fractional and dissenting shares, consummating the merger announced in December, 1994. At September 29, 1995, WCNB had total assets, deposits and equity of $136,181,000, $123,087,000 and $11,949,000, respectively.
The acquisition was accounted for as a pooling-of-interests. Accordingly, financial data presented for prior periods has been restated to reflect the acquisition as if it had occurred at the beginning of the periods presented.
      On April 8, 1994 the Corporation assumed the insured deposits of Homestead Federal Savings Association of Middletown, Pennsylvania through a bid process at an auction conducted by the Resolution Trust Corporation. This transaction initially increased deposits by $73,600,000 and intangible assets by $6,381,000.

Reorganization: On June 19, 1995, commercial banking subsidiary Farmers Trust Company's name was changed to Financial Trust Company. On October 30, 1995, thrift subsidiary First Federal Savings Bank, was converted to a state chartered commercial bank and merged into Financial Trust Company. Subsequently, Financial Trust Company sold the former First Federal Savings Bank branch located in Chambersburg, Pennsylvania to banking subsidiary Chambersburg Trust Company.
      On October 2, 1995, a trust subsidiary, Financial Trust Services Company, was formed with initial capitalization of $2,200,000. The existing trust operations of all bank subsidiaries were then acquired by Financial Trust Services Company.
      The Corporation increased operating efficiencies and reduced overhead expenses in both commercial and trust operations as a result of these restructuring activities. In addition, the Corporation's ability to deliver trust services has been enhanced.

                                    OVERVIEW

      For the year ended December 31, 1996, Financial Trust Corp recorded net income of $20,031,000, an increase of 10.5% over 1995. Net earnings for 1995 were $18,135,000, an increase of 10.4% over the prior year.
      The Corporation's earnings performance continues to be well above peer group averages as measured by various ratio analyses. Two widely recognized performance indicators are the return on average assets and the return on average equity. The return on average assets was 1.70% in 1996, 1.64% in 1995 and 1.53% in 1994. The return on average equity was 14.01% in 1996, 13.81% in 1995, and 13.52% in 1994.

                               NET INTEREST INCOME

      Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest bearing liabilities. The amount of net interest income is affected by changes in interest rates, account balances or volume and the mix of earning assets and interest bearing liabilities. Net interest income is still the primary source of bank profits despite the industry wide push to enhance noninterest income generation over the past several years.
      For the year ended December 31, 1996, net interest income totaled $52,356,000, an increase of $3,697,000 or 7.6%, over 1995. The 1995 total was
$48,659,000, or 5.8%, over 1994. On a taxable equivalent basis, net interest income increased by 7.8% in 1996 and 5.8% in 1995. Marginal tax rates used in the taxable equivalent equation were 35% in all three years presented.
      The Corporation's taxable equivalent net interest spread was 4.45% in 1994, 4.41% in 1995 and 4.45% in 1996. Net interest margin, which factors in noninterest bearing funds sources, has improved from 4.95% to 5.06% to 5.12%, respectively.
       Rate and volume factors both contributed to 1996's net interest income growth but volume increases accounted for approximately 72% of such growth. Average daily free funds grew by $17.1 million or 10.1% due primarily to growth in noninterest bearing demand deposits and retainage of net income. Interest bearing funds grew by $51.2 million, or 5.9% on an average daily basis. Disintermediation within the deposit portfolio slowed from 1995's pace but most growth was realized in the time deposit and purchased funds areas. The aforementioned funds sources were used to grow average loan balances by $36.7 million, or 5.1%. Loan demand was steady during 1996 but particularly strong in the commercial and commercial real estate sectors. Average investment security balances grew by $39.5 million, or 13.1%, due to the need to utilize growth that loan demand did not use plus the addition of a growth strategy of approximately $25 million at a subsidiary bank in September, 1996 whereby government securities were funded with purchased funds.
       The 1995 increase in net interest margin was generated through rate and volume factors of approximately equal amounts. The steady growth of commercial lending activity including the addition of related noninterest bearing demand deposits was the most material factor in this growth. Loan demand was strong during 1995, particularly during the last nine months of the year. This enabled the Corporation to overcome the effects of disintermediation within the deposit portfolio as time deposits grew via transfers from lower cost deposit categories.

                         ANALYSIS OF NET INTEREST INCOME




                                                                 (1)
AVERAGE BALANCES AND INTEREST RATES (FULLY TAXABLE EQUIVALENT BASIS)
(Dollars in thousands)

                                                          1996                               1995
                                        ------------------------------------     ------------------------------
                                          Average          FTE         FTE       Average      FTE          FTE
                                          Balance       Interest       Rate      Balance    Interest       Rate
                                          -------       --------       ----      -------    --------       ----
Assets:
Interest Earning Assets:
   Federal funds sold
      and interest bearing
      bank balances                     $    4,869     $      265       5.44%  $   12,805    $   754       5.89%
                                        ----------     ----------       ----   ----------    -------       ----
                    (2)
Investment Securities:
   Taxable investment securities           233,219         14,920       6.40%     207,814     12,495       6.01%
   Tax-exempt investment
      securities                           106,995          8,009       7.49%      92,868      7,235       7.79%
                                        ----------     ----------       ----   ----------    -------       ----
         Total investment securities       340,214         22,929       6.74%     300,682     19,730       6.56%
                                        ----------     ----------       ----   ----------    -------       ----
        (3)
Loans:
   Taxable loans                           720,587         66,135       9.18%     687,864     62,734       9.12%
   Tax-exempt loans                         36,451          3,651      10.02%      32,456      3,337      10.28%
                                        ----------     ----------       ----   ----------    -------       ----
         Total loans                       757,038         69,786       9.22%     720,320     66,071       9.17%
                                        ----------     ----------       ----   ----------    -------       ----
           Total Interest
             Earning Assets              1,102,121         92,980       8.44%   1,033,807     86,555       8.37%

Noninterest Earning Assets:
   Cash and due from banks                  36,401                                 36,537
   Other assets                             50,701                                 48,840
   Less allowance for loan losses          (11,233)                               (11,284)
                                        ----------                             ----------
                  TOTAL                 $1,177,990                             $1,107,900
                                        ==========                             ==========

Liabilities and Shareholders' Equity:
Interest Bearing Liabilities:
   Interest bearing demand deposits     $  238,520     $    5,348       2.24%  $  233,672    $ 5,636       2.41%
   Savings deposits                        178,122          4,780       2.68%     184,197      5,185       2.81%
   Time deposits                           431,971         22,997       5.32%     396,196     20,660       5.21%
   Other interest bearing liabilities       66,442          3,418       5.14%      49,762      2,715       5.46%
                                        ----------     ----------       ----   ----------    -------       ----
           Total Interest
             Bearing Liabilities           915,055         36,543       3.99%     863,827     34,196       3.96%


Noninterest Bearing Liabilities:
   Demand deposits                         107,276                                101,874
   Other                                    12,638                                 10,923
                                        ----------                             ----------
      Total Liabilities                  1,034,969                                976,624
Shareholders' equity                       143,021                                131,276
                                        ----------                             ----------
                  TOTAL                 $1,177,990                             $1,107,900
                                        ==========                             ==========
Net interest income/
   net interest spread                                 $   56,437       4.45%                $52,359      4.41%
                                                       ==========       ====                 =======      ====
Net interest margin                                                     5.12%                             5.06%
                                                                        ====                              ====




                                                               1994
                                             ---------------------------------------
                                               Average          FTE            FTE
                                               Balance       Interest          Rate
                                               -------       --------          ----
Assets:
Interest Earning Assets:
   Federal funds sold
      and interest bearing
      bank balances                          $    22,354   $       904         4.04%
                                             -----------   -----------         ----
                   (2)
Investment Securities:
   Taxable investment securities                 206,913        12,166         5.88%
   Tax-exempt investment
      securities                                  89,464         6,949         7.77%
                                             -----------   -----------         ----
         Total investment securities             296,377        19,115         6.45%
                                             -----------   -----------         ----
   (3)
Loans:
   Taxable loans                                 651,737        54,150         8.31%
   Tax-exempt loans                               29,606         3,008        10.16%
                                             -----------   -----------         ----
         Total loans                             681,343        57,158         8.39%
                                             -----------   -----------         ----
           Total Interest
             Earning Assets                    1,000,074        77,177         7.72%

Noninterest Earning Assets:
   Cash and due from banks                        38,076
   Other assets                                   43,604
   Less allowance for loan losses                (11,277)
                                             -----------
                  TOTAL                      $ 1,070,477
                                             ===========

Liabilities and Shareholders' Equity:
Interest Bearing Liabilities:
   Interest bearing demand deposits          $   253,890   $     6,081         2.40%
   Savings deposits                              202,360         5,721         2.83%
   Time deposits                                 349,760        14,130         4.04%
   Other interest bearing liabilities             39,851         1,747         4.38%
                                             -----------   -----------         ----
           Total Interest
             Bearing Liabilities                 845,861        27,679         3.27%

Noninterest Bearing Liabilities:
   Demand deposits                                92,732
   Other                                          10,358
                                             -----------
      Total Liabilities                          948,951
Shareholders' equity                             121,526
                                             -----------
                  TOTAL                       $1,070,477
                                             ===========

Net interest income/
   net interest spread                                       $  49,498         4.45%
                                                             =========         ====
Net interest margin                                                            4.95%
                                                                               ====

RATE/VOLUME ANALYSIS (TAXABLE EQUIVALENT BASIS)


(Dollars in thousands)
                                                        1996 vs. 1995                            1995 vs. 1994
                                                  Increase (Decrease) Due to:             Increase (Decrease) Due to:
                                                --------------------------------       --------------------------------
                                                Volume        Rate          Net        Volume       Rate            Net
                                                ------        ----          ---        ------       ----            ---
Interest Earning Assets:
   Federal funds sold and interest bearing
      bank balances                            $  (432)     $   (57)     $  (489)     $  (562)     $   412      $  (150)
   Taxable investment securities                 1,625          800        2,425           54          275          329
   Tax-exempt investment securities              1,058         (284)         774          265           21          286
   Taxable loans                                 3,003          398        3,401        3,295        5,289        8,584
   Tax-exempt loans                                400          (86)         314          293           36          329
                                               -------      -------      -------      -------      -------      -------
               NET CHANGE IN
               INTEREST INCOME                   5,654          771        6,425        3,345        6,033        9,378
                                               -------      -------      -------      -------      -------      -------
Interest Bearing Liabilities:
   Interest bearing demand deposits                108         (396)        (288)        (487)          42         (445)
   Savings deposits                               (163)        (242)        (405)        (510)         (26)        (536)
   Time deposits                                 1,905          432        2,337        2,419        4,111        6,530
   Other                                           858         (155)         703          541          427          968
                                               -------      -------      -------      -------      -------      -------
               NET CHANGE IN
               INTEREST EXPENSE                  2,708         (361)       2,347        1,963        4,554        6,517
                                               -------      -------      -------      -------      -------      -------
               INCREASE IN NET
               INTEREST INCOME                 $ 2,946      $ 1,132      $ 4,078      $ 1,382      $ 1,479      $ 2,861
                                               =======      =======      =======      =======      =======      =======


(1) Fully taxable equivalent basis (FTE). The federal statutory rate was 35% for all years presented.
(2) Average balances for securities include SFAS 115 adjustments to fair value.
(3) Nonaccrual loans are included in loan balances. Interest income includes related fee income.
(4) The change in interest not specifically attributable to rate or volume are included in rate differences.

                                      LOANS


      End of year loan totals show an increase of approximately $51,658,000, or 7.1%. Average daily figures show growth of $36,718,000 or 5.1%. Commercial loans grew by 15.9% and commercial real estate loans grew by 7.6% in 1996. The pool of commercial related loans grew by $23,897,000, or 10.4% during 1996. This increase in commercial lending was due primarily to continued strong demand within certain markets. This demand has allowed the Corporation to increase its loan portfolio without a change in underwriting standards. The following schedule is collateral based, therefore loans are reported as being secured by residential real estate even though they may be for other purposes or include additional collateral.



COMPOSITION OF LOANS OUTSTANDING

(Dollars in thousands)
December 31                          1996         1995         1994         1993         1992
                                     ----         ----         ----         ----         ----
Commercial, financial and
   agricultural                   $ 89,026     $ 76,795     $ 61,832     $ 64,665     $ 67,893
Loans secured by real estate:
   Construction                     19,672       13,772       11,018       10,320       11,770
   Commercial                      164,523      152,857      152,749      143,763      136,861
   Residential                     431,524      414,543      410,459      378,668      347,524
Personal                            78,063       73,183       71,437       67,596       71,886
                                  --------     --------     --------     --------     --------
                Total             $782,808     $731,150     $707,495     $665,012     $635,934
                                  ========     ========     ========     ========     ========


      In May, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights". Companies were required to adopt the new method of accounting for mortgage servicing rights no later than 1996. The Corporation adopted the new standard during the first quarter of 1996. The effect of such adoption on the Corporation's liquidity, capital resources and results of operations has been immaterial.

                              INVESTMENT SECURITIES

      The Corporation's 1996 investment securities portfolio increased $36,885,000 or 11.6% as measured by end of year figures. On an average daily basis, balances grew by $39,532,000, or 13.1%, based upon 1995's average balances.
       Expansion of the investment securities portfolio during 1996 was driven by deposit and purchased funds growth that exceeded loan growth plus a $25 million growth strategy booked by one of the subsidiary banks that involved the purchase of government securities funded with purchased funds. The substantial expansion of the investment portfolio in 1994 was largely attributable to the assumption, in April, of the Homestead deposit base. Approximately $70,000,000 of deposits were acquired in this transaction but related assets were minimal. The bulk of these additional funds were invested in U.S. government securities. Increased loan demand in late 1994 and throughout 1996 have limited the funds available for utilization in the investment securities portfolio as funds have been allocated to higher yielding loan categories.
      The following table shows the composition of the investment securities portfolio as of December 31 for each of the past five years. No single issue represented 10% or more of the entire portfolio at any of the dates presented:

INVESTMENT SECURITIES BY MAJOR CLASSIFICATION


(Dollars in thousands)
December 31                                  1996             1995            1994              1993          1992
Carrying Value                              Amount           Amount           Amount           Amount        Amount
                                              %                %                %                %              %
                                            ------           ------           ------           ------        ------
U.S. Treasury and other government      $  225,142       $  181,784       $  181,878       $  128,830       $123,279
  agencies                                    63.6%            57.4%            58.9%            51.4%          49.3%
State and municipal                        103,520          108,424           94,770           90,817         88,913
                                              29.3%            34.2%            30.7%            36.3%          35.6%
Other                                       25,052           26,621           31,941           30,835         37,826
                                               7.1%             8.4%            10.4%            12.3%          15.1%
                                        ----------       ----------       ----------          -------       --------
                Total                   $  353,714       $  316,829       $  308,589         $250,482       $250,018
                                             100.0%           100.0%           100.0%           100.0%         100.0%
                                        ==========       ==========       ==========          =======       ========

(Dollars in thousands)
December 31                                  1996             1995            1994              1993          1992
Fair Value                                  Amount           Amount           Amount           Amount        Amount
                                              %                %                %                %              %
                                            ------           ------           ------           ------        ------
U.S. Treasury and other government      $  225,142       $  181,784       $  176,826       $  131,662       $126,041
  agencies                                    63.6%            57.4%            58.6%            50.7%          48.8%
State and municipal                        103,520          108,424           93,525           93,506         91,262
                                              29.3%            34.2%            31.0%            36.0%          35.4%
Other                                       25,052           26,621           31,324           34,456         40,757
                                               7.1%             8.4%            10.4%            13.3%          15.8%
                                        ----------       ----------       ----------          -------       --------
                Total                   $  353,714       $  316,829       $  301,675       $  259,624       $258,060
                                             100.0%           100.0%           100.0%           100.0%         100.0%
                                        ==========       ==========       ==========          =======       ========


      In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held-to-maturity and reported at amortized cost, available-for-sale and reported at fair value with unrealized gains and losses reported in a separate component of shareholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings. Effective January 1, 1994, the Corporation adopted SFAS No. 115 and classified all securities as available-for-sale. Adoption of SFAS No. 115 resulted in a $9,142,000 increase in investment securities and a $5,942,000 increase in shareholders' equity accounted for as the cumulative effect of a change in accounting principle. On April 1, 1994, a significant portion of existing debt securities were classified as held-to-maturity. At December 31, 1995, $240,490,000 of investment securities at amortized cost, with unrealized gains of $2,686,000, were transferred from held-to-maturity to available-for-sale pursuant to the transition provisions of the FASB staff's Special Report on SFAS No. 115. All securities were classified as available-for-sale at December 31, 1995 and 1996.

                                    DEPOSITS

      Deposit growth was slow but steady in 1996. End of year totals increased $30,890,000 or 3.3%. Average daily balances grew $39,950,000 or 4.4%. All 1996 growth was internal with no deposit base purchases during the year. The Corporation continues to rely upon core deposits as its major source of funds. Core deposits represent noninterest bearing demand deposits, interest bearing demand deposits, savings deposits and time deposits in amounts less than $100,000. Core deposits continue to represent over 95% of deposit totals creating a stable deposit base. The deposit base structure continued to shift in 1996 as time deposits grew at the expense of lower rate savings deposits but the rate of disintermediation slowed from 1995's pace and interest bearing demand deposits grew by 4.8%. The following table shows deposit composition as of December 31 for each of the past five years:


DEPOSITS BY MAJOR CLASSIFICATION
(Dollars in thousands)
                                 1996             1995            1994             1993           1992
                                Amount           Amount          Amount           Amount         Amount
December 31                       %                %                %                %              %
                                ------           ------          ------           ------         ------

Noninterest bearing         $  113,605       $  111,194       $   96,955       $   83,840       $ 81,133
   demand deposits                11.8%            11.9%            10.8%            10.0%           9.8%
Interest bearing               243,192          232,056          248,866          245,918        233,178
   demand deposits                25.3%            24.9%            27.7%            29.4%          28.1%
Savings deposits               178,760          184,193          204,350          194,905        173,547
                                  18.6%            19.8%            22.7%            23.3%          20.9%
Time deposits                  385,080          364,963          316,055          281,591        307,763
   under $100,000                 40.0%            39.2%            35.2%            33.7%          37.2%
Time deposits                   41,973           39,314           32,633           30,479         33,066
   of $100,000 or more             4.3%             4.2%             3.6%             3.6%           4.0%
                            ----------       ----------       ----------       ----------       --------
                Total       $  962,610       $  931,720       $  898,859       $  836,733       $828,687
                                 100.0%           100.0%           100.0%           100.0%         100.0%
                            ==========       ==========       ==========       ==========       ========

                              SHORT-TERM BORROWINGS


     Short-term borrowings consist of repurchase agreements, the Treasury tax and loan note option program, federal funds purchases, purchases at the Federal Reserve discount window and the short-term purchase of funds from the Federal Home Loan Bank. Repurchase agreements are typically written for one to thirty day periods with rates tied to 91 day Treasury bills. The Treasury tax and loan funds carry a cost 25 basis points below the prevailing federal funds rate and are subject to call. The Federal Home Loan Bank programs are overnight advances at published rates.

     Short-term borrowings outstanding at December 31, 1996, consisted of $71,894,000 predominately from repurchase agreements and $7,325,000 from a FHLB overnight advance program for a total of $79,219,000 at a rate of approximately 5.12%.

     The maximum amounts of borrowings outstanding at any month-end during each year of the reporting period were as follows:

(Dollars in thousands)

                                         1996              1995               1994               1993               1992
                                         ----              ----               ----               ----               ----
Short-term borrowings                 $77,832           $61,713            $62,168            $32,970            $32,819
   Date                           November 30        January 31        November 30         January 31          October 31

FHLB overnight advances                $7,325        --                  --                 --                  --
   Date                           December 31

      Average amounts outstanding and weighted average rates thereon for each year of the reporting period were as follows:
(Dollars in thousands)

                                         1996              1995               1994               1993               1992
                                         ----              ----               ----               ----               ----
Short-term borrowings                 $58,411           $48,983            $39,154            $23,963            $17,751
   Rate                                  5.11%             5.45%              4.37%              3.19%              3.54%

FHLB overnight advances                $3,015            --                  --                --                  --
   Rate                                  5.34%

     The Corporation's use of purchased funds has grown over the past five years but such borrowings still represent a relatively minor source of funds. Short-term borrowings represented 7.5% of our pool of deposits and other interest bearing funds at December 31, 1996. On an average daily basis all purchased funds represented 6.5%, 5.1%, 4.2%, 2.8% and 2.1% of the pool of deposits and other interest bearing funds for 1996, 1995, 1994, 1993, and 1992, respectively.

                         NONINTEREST INCOME AND EXPENSES

     The Banks historically have been excellent performers regarding the control of noninterest expenses. Peer efficiency data has shown the Corporation operating consistently within the top 20% of the industry over the past 5 years. Noninterest income peer comparisons are not quite as strong but have shown improvement during 1996 and 1995. The control of net overhead remains a primary strength of the Corporation as demonstrated by the fully taxable equivalent efficiency ratios of 50.4%, 51.3% and 52.6% generated for 1996, 1995 and 1994, respectively. Net overhead comparisons exceed peer levels comfortably and the percentage of noninterest expense covered by noninterest income has improved at 26.3%, 24.8% and 23.8% for 1996, 1995 and 1994, respectively.

     Noninterest income increased $1,036,000, or 13.3%, in 1996. Service charge and fee schedule changes were effective for 1996 contributing to increases of $331,000 in service charges on deposit accounts and increases of $242,000 in other fee income which included bank card fees, ATM fees and loan application fees. Additionally, other income increased $594,000 due to the realization of $600,000 in gains on the sale of foreclosed real estate owned.

     Noninterest expenses increased $2,190,000, or 7.0%, in 1996. The one time SAIF recapitalization costs were $699,000 in 1996 on two previously acquired thrift deposit bases. FDIC deposit insurance premiums decreased to $236,000 in 1996 and are anticipated to be approximately $180,000 during 1997 which includes the FICO bond and SAIF deposit base assessments. Net occupancy expense increased $324,000 or 14.4% due to branching activity in late 1995 and 1996.

ANALYSES OF NONINTEREST INCOME AND EXPENSES
(Dollars in thousands)

                                                                                                             % Change
                                                                                                     ----------------------------
Year Ended December 31                            1996              1995               1994          1996-1995          1995-1994
----------------------                            ----              ----               ----          ---------          ---------
Other income:
     Fiduciary income                          $ 2,396           $ 2,286            $ 2,315               4.8%              -1.3%
     Service charges on deposit
        accounts                                 2,623             2,292              2,164              14.4%               5.9%
     Fee Income                                  1,790             1,548              1,515              15.6%               2.2%
     Secondary market activity                    (133)               19                (76)              N/M                N/M
     Reinsurance income                            598               530                515              12.8%               2.9%
     Other income                                1,263               669                715              88.8%              -6.4%
     Net gains - equity securities                 325               462                193             -29.7%               N/M
     Net gains (losses) - debt securities          (10)               10                (49)              N/M                N/M
                                               -------           -------            -------              ----                ---
                                               $ 8,852           $ 7,816            $ 7,292              13.3%               7.2%
                                               -------           -------            -------              ----                ---

Other expenses:
     Salaries                                  $12,624           $11,737            $10,951               7.6%               7.2%
     Employee benefits                           3,946             3,785              3,684               4.3%               2.7%
     Occupancy expense, net                      2,568             2,244              2,184              14.4%               2.7%
     Furniture and equipment
        expenses                                 2,093             1,889              1,611              10.8%              17.3%

     Deposit insurance premiums                    236             1,238              1,976             -80.9%             -37.3%
     SAIF recapitalization                         699                 0                  0             100.0%               0.0%
     Data processing                             1,659             1,476              1,373              12.4%               7.5%
     Printing and supplies                       1,127             1,070                801               5.3%              33.6%
     Pennsylvania State tax                      1,013               964                921               5.1%               4.7%
     Other expense                               7,721             7,093              7,109               8.9%              -0.2%
                                               -------           -------            -------              ----                ---
                                               $33,686           $31,496            $30,610               7.0%               2.9%
                                               -------           -------            -------              ----                ---
          Noninterest income as a
             % of noninterest expense             26.3%             24.8%              23.8%


                              FEDERAL INCOME TAXES

     The Corporation's effective federal income tax rate for 1996 was 24.9%, as compared to 25.3% in 1995 and 24.8% in 1994. The Corporation's 1997 effective federal income tax rate is expected to increase to approximately 29% since taxable income growth is anticipated, all growth will be in the 35% tax bracket and the use of tax-exempt securities and loans is projected to be limited in 1997.

     Bad debt deductions for the commercial banks are based solely on specific charge-offs. The Corporation elected the cut-off method of accounting for loan loss reserves and does not currently anticipate a material impact resulting from recapture of existing commercial bank reserves.

                           ASSET QUALITY/RISK ANALYSIS

     The quality of the Corporation's asset structure continues to be excellent. Management devotes a substantial amount of time to overseeing the investment of funds in loans and securities and the formulation of policies directed toward the minimization of risk associated with such outlays. Asset quality stands out as the single strongest component of Financial Trust Corp's financial position when compared to industry peers. Most asset quality ratios exceed the 90th percentile in peer rankings.

Loan Risk Analysis: The Banks follow generally conservative lending practices and continue to carry high quality loan portfolios with no unusual or undue concentrations of credit. No loans are extended to non-domestic borrowers or governments, consistent with past practice and policy. Net charge-offs historically have been quite low compared to industry standards. Net charge-offs represented only .09%, .13% and .07% of average outstanding loans in 1996, 1995 and 1994, respectively. Nonperforming loans, as represented by nonaccrual and restructured items were only .17%, .44% and .49% of outstanding loans at December 31, 1996, 1995 and 1994, respectively. Loans 90 days or more past due and still accruing represented .32%, .25% and .33% of outstanding loans at December 31, 1996, 1995 and 1994, respectively. Loan delinquencies represented
 .57%, .97% and .90% of outstanding loans at December 31, 1996, 1995 and 1994.

Allowance for Loan Losses: Historically, the Corporation has had an enviable record regarding its control of loan losses, but lending is a banking service that inherently contains elements of risk. In order to assess this risk, an ongoing loan review process continually evaluates the current financial condition of commercial borrowers, local and national economic conditions, and the current level of delinquencies. Through this process, an amount deemed adequate to meet current growth and future loss expectations is charged to operations. The provision for loan losses amounted to $855,000, $709,000 and $840,000 for 1996, 1995 and 1994, respectively. These provisions compared to net charge-offs of $653,000 in 1996, $939,000 in 1995 and $475,000 in 1994. At
December 31, 1996 and 1995, respectively, the allowance for loan losses represented 2,572% and 460% of nonaccrual loans. Unallocated reserves at December 31, 1996 were $5,754,000, representing 51.2% of the total reserve portion. Unallocated reserves grew by $323,000, or 5.9%, during 1996.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in thousands)

Year Ended December 31                             1996          1995          1994          1993          1992
----------------------                             ----          ----          ----          ----          ----
Amount of loans outstanding at end of period     $782,808      $731,150      $707,495      $665,012      $635,934
                                                 ========      ========      ========      ========      ========
Daily average loans outstanding                  $757,038      $720,320      $681,343      $646,443      $618,094
                                                 ========      ========      ========      ========      ========

Balance of allowance for possible loan losses
 at beginning of period                          $ 11,038      $ 11,268      $ 10,903      $  7,465      $  6,294
Loans charged off:
   Real Estate - Residential                          (79)         (266)         (224)          (85)         (695)
   Real Estate - Commercial                          (212)         (467)         (189)            0             0
   Commercial                                        (151)          (86)          (95)         (167)         (577)
   Consumer                                          (371)         (260)         (210)         (334)         (529)
                                                 --------      --------      --------      --------      --------
                Total Charge Offs                    (813)       (1,079)         (718)         (586)       (1,801)
Recoveries of loans previously
   charged off:
   Real Estate - Residential                           20            31            80            15             1
   Real Estate - Commercial                            35             0             0             0             0
   Commercial                                          19            15            34           204            36
   Consumer                                            86            94           129           165           135
                                                 --------      --------      --------      --------      --------
                Total Recoveries                      160           140           243           384           172
                                                 --------      --------      --------      --------      --------
Net loans recovered (charged off)                    (653)         (939)         (475)         (202)       (1,629)
Additions to allowance charged to expense             855           709           840         3,640         2,800
                                                 --------      --------      --------      --------      --------
Balance at end of period                         $ 11,240      $ 11,038      $ 11,268      $ 10,903      $  7,465
                                                 ========      ========      ========      ========      ========
Ratio of net charge-offs to average loans
   outstanding                                       0.09%         0.13%         0.07%         0.03%         0.26%
                                                 ========      ========      ========      ========      ========
Ratio of allowance to gross loans outstanding
   at December 31                                    1.44%         1.51%         1.59%         1.64%         1.17%
                                                 ========      ========      ========      ========      ========

     The allocation of our allowance for loan losses for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is as follows:

(Dollars in thousands)

                          1996                    1995                   1994                 1993                 1992
                     -----------------------------------------------------------------------------------------------------------
                             Percent of              Percent of             Percent of           Percent of           Percent of
                               Loans in                Loans in               Loans in             Loans in             Loans in
                                   Each                    Each                   Each                 Each                 Each
                               Category                Category               Category             Category             Category
                     Amount    to Total    Amount      to Total   Amount      to Total   Amount    to Total   Amount    to Total
                     ------    --------    ------      --------   ------      --------   ------    --------   ------    --------
Real estate         $ 5,009      78.6%    $ 5,261         79.5%  $ 6,168         81.2%  $ 4,816      80.1%    $4,040     78.0%
Commercial              350      11.4%        224         10.5%      667          8.7%    1,021       9.7%       454     10.7%
Consumer                127      10.0%        122         10.0%      148         10.1%      193      10.2%       124     11.3%
Unallocated           5,754                 5,431                  4,285                  4,873                2,847
                    -------               -------                -------                -------               ------
                    $11,240               $11,038                $11,268                $10,903               $7,465
                    =======               =======                =======                =======               ======


Risk Elements: Nonperforming assets are comprised of nonaccrual and restructured loans and real estate owned other than bank premises (OREO). OREO represents property acquired through foreclosure or settlements of loans and is carried at the lower of the principal amount of the loan outstanding at the time acquired or the estimated fair value of the property. The excess, if any, of the principal balance at the time acquired over the carrying amount is charged against the allowance for loan losses.


NONPERFORMING ASSETS
(Dollars in thousands)

December 31                                                   1996             1995         1994           1993         1992
-----------                                                   ----             ----         ----           ----         ----
Loans on nonaccrual (cash) basis                             $  437           $2,402       $2,298         $2,910       $1,173
Loans whose terms have been renegotiated to provide a
   reduction or deferral of interest or principal
   because of a deterioration in the financial
   position of the borrower                                       0                0            0            442          138
OREO                                                            891              793        1,158          1,408        1,442
                                                             ------           ------       ------         ------       ------
        Total nonperforming assets                           $1,328           $3,195       $3,456         $4,760       $2,753
                                                             ======           ======       ======         ======       ======
        Ratio of nonperforming assets to total loans
           and OREO                                            0.17%            0.44%        0.49%          0.71%        0.43%
                                                             ======           ======       ======         ======       ======
        Ratio of nonperforming assets to total assets          0.11%            0.28%        0.32%          0.48%        0.29%
                                                             ======           ======       ======         ======       ======

OTHER RISK ITEMS
(Dollars in thousands)
December 31                                                   1996             1995         1994           1993         1992
-----------                                                   ----             ----         ----           ----         ----
Loans past due 90 or more days and still accruing            $2,492           $1,803       $2,318         $1,794       $1,353
                                                             ------           ------       ------         ------       ------
Percentage of total loans and OREO                             0.32%            0.25%        0.33%          0.27%        0.21%
                                                             ======           ======       ======         ======       ======
Percentage of total assets                                     0.20%            0.16%        0.21%          0.18%        0.14%
                                                             ======           ======       ======         ======       ======

     The Corporation's loan loss history has been quite good compared to industry standards and current risk analysis appears favorable. The reserve for loan losses is consistent with the current composition of the loan portfolio and adequately covers the risks management sees under present economic conditions. Management is prepared to make any reserve adjustments that become necessary as economic conditions change.

                         LIQUIDITY AND RATE SENSITIVITY


      The primary function of asset/liability management is to assure adequate liquidity and rate sensitivity. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management requires the maintenance of an appropriate balance between interest-sensitive assets and liabilities. Interest-bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. The Banks have consistently followed a strategy of pricing assets and liabilities according to prevailing market rates and matching maturities as prudently as possible, within the guidelines of sound marketing and competitive practices. The goal is to maintain a predominantly matched position with very few planned mismatches. Rate spreads will be sacrificed at times in order to enable the overall rate sensitivity position to stay within the guidelines called for by asset/liability management policy. Rate sensitivity is measured by monthly gap analyses plus periodic simulation and rate shock analyses. Investment and pricing decisions are made using both liquidity and rate sensitivity analyses as tools. The schedules that follow reflect the degree to which the Corporation can adjust its investment portfolios to meet interest rate changes. Additionally, the Corporation's subsidiary banks are Federal Home Loan Bank (FHLB) members. Standard credit arrangements available to FHLB members provide the Corporation with increased liquidity.


ANALYSIS OF LOAN PORTFOLIO
MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
(Dollars in thousands)

                                                                            Loans Maturing or Repricing
                                                  ---------------------------------------------------------------------------------
                                                                  After One         After Five          After Ten
                                                  One Year       But Within         But Within       Years or Not
                                                   or Less       Five Years          Ten Years     Rate Sensitive             Total
                                                  --------         --------            -------            -------          --------
Commercial, Variable                              $ 92,510         $  3,651            $ 2,544            $     0          $ 98,705
Commercial, Fixed                                   53,901           26,424             15,461             15,021           110,807
Mortgage, Construction                              19,673                0                  0                  0            19,673
Mortgage, Variable                                 245,948           62,536                  0                  0           308,484
Mortgage, Fixed                                     39,736           27,908             14,602             26,139           108,385
Revolving Home Equity
 Lines                                              16,626                0                  0                  0            16,626
Consumer                                            61,793           53,213                  0              5,122           120,128
                                                  --------         --------            -------            -------          --------
         Total                                    $530,187         $173,732            $32,607            $46,282          $782,808
                                                  ========         ========            =======            =======          ========
         % of Portfolio                               67.7%            22.2%               4.2%               5.9%            100.0%


                                                              Time Deposits Maturing or Repricing
                                ---------------------------------------------------------------------------------------------------
                                                                  After One         After Five              After
                                3 Months          3 Months       But Within         But Within                Ten
                                 or Less         to 1 Year       Five Years          Ten Years              Years             Total
                                --------          --------         --------             ------             ------          --------

$100,000 or More                $ 12,654          $ 15,094         $ 14,025            $   200            $     0          $ 41,973
Less than $100,000               148,108           142,900           94,072                  0                  0           385,080
                                --------          --------         --------            -------            -------          --------
         Total                  $160,762          $157,994         $108,097            $  $200            $     0          $427,053
                                ========          ========         ========            =======            =======          ========
         % of Portfolio             37.6%             37.0%            25.3%               0.1%               0.0%            100.0%


      Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to prime rate differ considerably from long term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and short term certificates are much more rate sensitive than passbook savings accounts and long term certificates. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess of interest earning assets over interest bearing liabilities.

     The following table shows the interest sensitivity gaps for six different time intervals as of December 31, 1996. For the first 3 months there is an excess of interest bearing liabilities over interest earning assets. The liability sensitivity all arises within the first month and is mitigated thereafter. A balanced position is achieved, on a cumulative basis, at approximately 7 months (6 months including investment securities with call features) and a positive cumulative position, or excess of interest earning assets over interest bearing liabilities, is maintained through the remaining time frames but within the confines of Corporation asset/liability management policy. Interest-sensitive categories represent ranges in which assets and liabilities can be repriced, not necessarily their actual maturities. After 5 year amounts include assets and liabilities with interest sensitivity of more than 5 years or with indefinite repricing schedules. Due to the increasing popularity of investment securities that contain call features, an abbreviated alternate presentation is provided which reports such securities at their next call date. This presentation demonstrates an increased asset sensitivity but still within policy confines.

     The table below presents all interest bearing assets and liabilities at December 31, 1996. Nonaccrual loans are included as nonrate sensitive. Noninterest bearing assets and liabilities are not included.


RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1996
(Dollars in millions)

                                                                               Interest Sensitivity Period
                                                -----------------------------------------------------------------------------------
                                                                After        After         After       After      After 5
                                                             3 Months     6 Months      9 Months      1 Year     Years or
                                                  Within       Within       Within        Within      Within     Not Rate
                                                3 Months     6 Months     9 Months     12 Months     5 Years    Sensitive     Total
                                                --------     --------     --------     ---------     -------    ---------     -----
Rate Sensitive Assets (RSA):
Loans                                               $208         $110         $108          $104        $174         $ 79    $  783
Investment securities                                 13            9           12             7         122          191       354
Other earning assets                                   3            0            0             0           0            0         3
                                                    ----         ----         ----          ----        ----         ----    ------
         Total Rate Sensitive
           Assets                                   $224         $119         $120          $111        $296         $270    $1,140
                                                    ====         ====         ====          ====        ====         ====    ======
Rate Sensitive Liabilities (RSL):
Interest-bearing deposits                           $232         $ 77         $ 44          $ 39        $108         $349    $  849
Other interest bearing liabilties                     60            2            0             2          26            0        90
                                                    ----         ----         ----          ----        ----         ----    ------
         Total Rate Sensitive
           Liabilites                               $292         $ 79         $ 44          $ 41        $134         $349    $  939
                                                    ====         ====         ====          ====        ====         ====    ======
Rate Sensitivity Gap:
Period                                              $(68)         $40         $ 76          $ 70        $162         $(79)   $  201
Cumulative                                           (68)         (28)          48           118         280          201
                                                    ----         ----         ----          ----        ----         ----
Gap as a Percent of Total Assets:
Period                                              (5.6)%        3.3 %        6.2%          5.7%
Cumulative                                          (5.6)%       (2.3)%        3.9%          9.7%
                                                    ----         ----         ----          ----
RSA/RSL Cumulative                                  0.77         0.92         1.11          1.26
                                                    ====         ====         ====          ====

Rate Sensitivity Gap Modified for Investment Securities with Call Features:
Investment Securities with                          $ 35         $ 24         $ 18          $ 10        $ 67        $(154)   $     0
 call features

Rate Sensitivity Gap Modified for Calls:
Period                                               (33)          64           94            80         229         (233)       201
Cumulative                                           (33)          31          125           205         434          201
                                                    ----         ----         ----          ----
RSA/RSL Cumulative                                  0.89         1.09         1.30          1.45
                                                    ====         ====         ====          ====

                             EFFECTS OF INFLATION

      Financial Trust Corp's asset and liability structure is primarily monetary in nature. Therefore, the Corporation's assets and liabilities are affected by inflation. Changes in interest rates may have an impact on the financial performance of the banking industry and interest rates do not necessarily move in the same direction or in the same magnitude as prices of other goods and services. Interest rates often reflect government policy initiatives or economic factors not measured by a price index.

                  CAPITAL ADEQUACY AND REGULATORY MATTERS

      The Corporation maintains a strong capital base in order to take advantage of business opportunities while ensuring that it has adequate resources to absorb both normal and unusual risks inherent in the banking business. Internal capital generation, net income retained after declaration of dividends, has been the primary method employed to increase capital accounts. Total shareholders' equity rose $12,027,000 during 1996 an increase of 8.5% over the previous year end. This followed growth in shareholders' equity of 12.1% and 9.7% for 1995 and 1994 respectively. The steadily increasing earnings stream during this period has allowed the Corporation to significantly increase cash dividends paid to shareholders. Cash dividends rose $1,355,000, or 20% over 1995 levels and dividends declared rose 12.9% over 1995 levels. The capital position has been consistently strong as demonstrated by the ratios that follow:

CAPITAL AND DIVIDEND RATIOS
(Dollars in thousands)
At December 31                        1996             1995             1994
--------------                        ----             ----             ----
Equity/Assets                        12.56%           12.39%           11.54%

For the Year
--------------
Average Equity/Average Assets        12.14%           11.85%           11.35%
Dividends paid                       $8,138           $6,783           $6,197
Dividend payout                      40.63%           37.40%           37.72%

      The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and each subsidiary bank meet all capital adequacy requirements to which they are subject.
     As of December 31, 1996, the most recent notification from either the Pennsylvania Department of Banking or the Office of the Comptroller of the Currency categorized each bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized each bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth below. There are no conditions or events since those notifications that management believes have changed any bank's category.
     The maintenance of a strong capital base at both the parent and subsidiary levels has been an integral part of Financial Trust Corp's operating philosophy. The risk-based capital ratios of the Corporation and each banking subsidiary (as disclosed in Note T to the Consolidated Financial Statements) have consistently exceeded regulatory requirements by a substantial amount. The Corporation's risk-based capital ratios were as follows:

                                                                               Regulatory
At December 31                    1996             1995             1994          Minimum
--------------                    ----             ----             ----       ----------
Tier I capital ratio             18.79%           18.54%           17.51%            4.00%
Total (Tier II) capital ratio    20.03%           19.78%           18.76%            8.00%
Leverage ratio                   11.64%           11.42%           10.70%            4.00%

     Financial Trust Corp and its banking subsidiaries are subject to periodic examinations by one or more of the various regulatory agencies. During 1996, several examinations were conducted at the subsidiary level. The examinations included, but were not limited to, procedures designed to review lending practices, credit quality, liquidity, compliance, operations, and capital adequacy of those companies. No comments were received from the various regulatory bodies which, if implemented, would have a material effect on Financial Trust Corp's liquidity, capital resources, or operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)
---------------------
December 31                                                                              1996                  1995
-----------                                                                        ----------            ----------
Assets
         Cash and due from banks                                                   $  $39,569            $   46,864
         Federal funds sold                                                             2,700                 3,075
         Interest bearing bank balances                                                   359                   570
         Investment securities available-for-sale                                     353,714               316,829

         Loans                                                                        782,808               731,150
         Less:  Allowance for loan losses                                              11,240                11,038
                                                                                   ----------            ----------
                  Net Loans                                                           771,568               720,112

         Premises and equipment                                                        23,525                23,610
         Accrued interest receivable                                                    9,245                 8,676
         Intangible assets                                                              7,909                 8,595
         Other assets                                                                  10,722                10,106
                                                                                   ----------            ----------
                  TOTAL ASSETS                                                     $1,219,311            $1,138,437
                                                                                   ==========            ==========
Liabilities

         Deposits:
            Noninterest bearing demand deposits                                    $  113,605            $  111,194
            Savings and NOW deposits                                                  421,952               416,249
            Time deposits                                                             427,053               404,277
                                                                                   ----------            ----------
                  Total Deposits                                                      962,610               931,720

         Federal funds purchased and security repurchase agreements                    68,991                51,951
         Other short-term borrowings                                                    2,903                 1,579
                                                                                   ----------            ----------
                  Total Short-term Borrowings                                          71,894                53,530

         FHLB borrowings                                                               18,274                   256
         Long-term debt                                                                   419                   487
         Accrued interest payable                                                       2,286                 2,187
         Other liabilities                                                             10,729                 9,185
                                                                                   ----------            ----------
                  TOTAL LIABILITIES                                                 1,066,212               997,365

Shareholders' Equity

         Common stock, par value $5 per share - authorized 16,000,000 shares;
            8,540,595 shares issued and 8,532,131 shares outstanding 1996;
            7,765,443 shares issued and outstanding 1995                               42,703                38,827
         Treasury Stock - 8,464 shares, at cost                                          (226)                    0
         Surplus                                                                       51,493                33,509
         Unrealized holding gain from securities available-for-sale, net of
              taxes                                                                     5,283                 4,845
         Retained earnings                                                             53,846                63,891
                                                                                   ----------            ----------
                  TOTAL SHAREHOLDERS' EQUITY                                          153,099               141,072
                                                                                   ----------            ----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,219,311            $1,138,437
                                                                                   ==========            ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)
---------------------------------------------
Year Ended December 31                                          1996                  1995                  1994
----------------------                                       -------              --------              --------

Interest Income
         Loans, including fees                               $68,508               $64,903               $56,105
         Investment securities:
            Taxable                                           14,920                12,495                12,166
            Tax-exempt                                         5,206                 4,703                 4,517
         Other                                                   265                   754                   904
                                                           ---------             ---------             ---------
                                                              88,899                82,855                73,692
                                                           ---------             ---------             ---------
Interest Expense
         Deposits                                             33,125                31,481                25,932
         Short-term borrowings                                 2,982                 2,552                 1,711
         FHLB borrowings                                         408                   128                     5
         Long-term debt                                           28                    35                    31
                                                           ---------             ---------             ---------
                                                              36,543                34,196                27,679
                                                           ---------             ---------             ---------
                  NET INTEREST INCOME                         52,356                48,659                46,013

         Provision for loan losses                               855                   709                   840
                                                           ---------             ---------             ---------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES                   51,501                47,950                45,173
                                                           ---------             ---------             ---------

Other Income
         Fiduciary income                                      2,396                 2,286                 2,315
         Service charges on deposit accounts                   2,623                 2,292                 2,164
         Fee income                                            1,790                 1,548                 1,515
         Secondary market activity                              (133)                   19                   (76)
         Reinsurance income                                      598                   530                   515
         Other income                                          1,263                   669                   715
         Net gains - equity securities                           325                   462                   193
         Net gains (losses) - debt securities                    (10)                   10                   (49)
                                                           ---------             ---------             ---------
                                                               8,852                 7,816                 7,292
                                                           ---------             ---------             ---------
Other Expenses

         Salaries                                             12,624                11,737                10,951
         Employee benefits                                     3,946                 3,785                 3,684
         Occupancy expense, net                                2,568                 2,244                 2,184
         Furniture and equipment expense                       2,093                 1,889                 1,611
         Deposit insurance premiums                              236                 1,238                 1,976
         SAIF Recapitalization                                   699                     0                     0
         Other expense                                        11,520                10,603                10,204
                                                           ---------             ---------             ---------
                                                              33,686                31,496                30,610
                                                           ---------             ---------             ---------

                  INCOME BEFORE INCOME TAXES                  26,667                24,270                21,855
Applicable income taxes                                        6,636                 6,135                 5,426
                                                           ---------             ---------             ---------
                  NET INCOME                                 $20,031               $18,135               $16,429
                                                           =========             =========             =========

Per Share Data
         Net Income                                            $2.35                 $2.12                 $1.92
         Dividends                                             $0.96                 $0.85                 $0.79

Weighted average number of shares outstanding              8,529,233             8,542,257             8,542,923
                                                           =========             =========             =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)
                                                                                  Net
                                                                               Unrealized
                                                                               Gain From
                                                        Common Stock           Securities                Treasury Stock
                                                     ------------------        Available-  Retained     ----------------
                                               Shares      Par Value  Surplus   for-Sale   Earnings     Shares    Amount     Total
                                              ---------    ---------  -------  ----------  --------     ------   -------   --------

Balance, December 31, 1993                    6,088,657    $ 30,444   $33,574   $     0    $ 50,719         0    $     0   $114,737
      Net income                                                                             16,429                          16,429
      Cash dividends ($.79/share)                                                            (6,197)                         (6,197)
      Employee stock purchases                        6                                                                           0
      Acquisition of treasury stock                                                                     9,417       (264)      (264)
      Issuance of treasury shares under
          employee stock purchase plan                                    (29)                         (9,417)       264        235
      Issuance of shares in connection
         with 4-for-3 stock split effected
         in the form of a 33 1/3% stock
         dividend and cash payment
         for partial shares                   1,677,092       8,385                          (8,412)                            (27)
      Unrealized holding gain from
         securities available-for-sale,
         net of taxes                                                               956                                         956
                                              ---------    --------   -------   -------    --------     -----      -----   --------
      Net increase (decrease) for the year    1,677,098       8,385       (29)      956       1,820         0          0     11,132
                                              ---------    --------   -------   -------    --------     -----      -----   --------
Balance, December 31, 1994                    7,765,755      38,829    33,545       956      52,539         0          0    125,869
      Net income                                                                             18,135                          18,135
      Cash dividends ($.85/share)                                                            (6,783)                         (6,783)
      Acquisition of treasury stock                                                                     9,527       (286)      (286)
      Issuance of treasury shares under
          employee stock purchase plan                                    (29)                         (9,527)       286        257
      Cash payment for dissenting shares
         in connection with WCNB                   (144)         (1)       (3)                                                   (4)
      Cash payment for partial shares
         in connection with WCNB                   (168)         (1)       (4)                                                   (5)
      Unrealized holding gain from
         securities available-for-sale,
         net of taxes                                                            3,889                                        3,889
                                              ---------    --------   -------  -------    --------     -----       -----   --------
      Net increase (decrease) for the year         (312)         (2)      (36)   3,889      11,352         0           0     15,203
                                              ---------    --------   -------  -------    --------     -----       -----   --------
Balance, December 31, 1995                    7,765,443      38,827    33,509    4,845      63,891         0           0    141,072
      Net income                                                                            20,031                           20,031
      Cash dividends ($.96/share)                                                           (8,138)                          (8,138)
      Acquisition of treasury stock                                                                   63,000      (1,729)    (1,729)
      Issuance of treasury shares under
           dividend reinvestment plan                                       5                        (30,204)        851        856
      Issuance of treasury shares under
          employee stock purchase plan                                    (43)                       (24,199)        648        605
      Issuance of treasury shares under
           directors stock option plan                                                                  (133)          4          4
      Issuance of shares in connection
         with a 10% stock dividend and
        cash payment for partial shares         775,152       3,876    18,022              (21,938)                             (40)
      Unrealized holding gain from
         securities available-for-sale,
         net of taxes                                                              438                                          438
                                              ---------    --------   -------  -------    --------      -----      -----   --------
      Net increase (decrease) for the year      775,152       3,876    17,984      438     (10,045)     8,464       (226)    12,027
                                              ---------    --------   -------  -------    --------      -----      -----   --------
Balance, December 31, 1996 ...............    8,540,595    $ 42,703   $51,493  $ 5,283    $ 53,846      8,464      ($226)  $153,099
                                              =========    ========   =======  =======    ========      =====      =====   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
----------------------
Year Ended December 31                                                              1996            1995             1994
----------------------                                                          ---------       ---------       ---------
Operating Activities:
         Net Income                                                             $  20,031       $  18,135       $  16,429
           Adjustments to reconcile net income to net cash
             provided by operating activities:
              Depreciation                                                          1,912           1,670           1,539
              Amortization                                                            738             737             706
              Provision for loan losses                                               855             709             840
              Net amortization of investment security premiums                        538             840             834
              Deferred income tax expense                                             105             115              12
              Increase in interest receivable                                        (569)           (561)           (798)
              Increase in interest payable                                             99             661             120
              Increase (decrease) in other liabilities                              1,203             (96)            559
                                                                                ---------       ---------       ---------
                   CASH PROVIDED BY OPERATING ACTIVITIES                           24,912          22,210          20,241
                                                                                ---------       ---------       ---------

Investing Activities:
         Decrease (increase) in interest bearing bank balances                        211            (333)            129
         Available-for-sale securities:
              Sales                                                                21,899           3,563           2,363
              Maturities                                                          104,205          92,156           9,598
              Purchases                                                          (162,853)        (99,411)        (16,382)
         Held-to-maturity securities:
              Maturities                                                                0               0          86,146
              Purchases                                                                 0               0        (139,269)
         Net increase in loans                                                    (52,311)        (24,594)        (42,958)
         Purchase of premises and equipment                                        (1,827)         (4,428)         (3,901)
         Increase in intangible assets                                                (52)              0          (6,381)
         Increase in other assets                                                    (616)           (743)           (990)
                                                                                ---------       ---------       ---------
                   CASH USED IN INVESTING ACTIVITIES                              (91,344)        (33,790)       (111,645)
                                                                                ---------       ---------       ---------

Financing Activities:
         Net increase in noninterest bearing demand deposits                        2,411          14,239          13,115
         Net increase (decrease) in savings and NOW deposits                        5,703         (36,967)         12,393
         Net increase in time deposits                                             22,776          55,589          36,618
         Net increase (decrease) in short-term borrowings                          18,364          (2,314)         20,311
         Proceeds from FHLB borrowings                                             18,025               0             264
         Payments on FHLB borrowings                                                   (7)             (6)             (2)
         Payments on long-term debt                                                   (68)            (62)            (66)
         Cash dividends                                                            (8,138)         (6,783)         (6,197)
         Acquisition of treasury stock                                             (1,729)           (286)           (264)
         Issuance of treasury shares under dividend reinvestment plan                 856               0               0
         Issuance of treasury shares under employee stock purchase plan               605             257             235
         Issuance of treasury shares under directors stock option plan                  4               0               0
         Cash payments for dissenting and partial shares associated
           with the acquisition of Washington County National Bank                      0              (9)              0
         Cash payments for partial shares associated with stock dividend              (40)              0             (27)
                                                                                ---------       ---------       ---------
                   CASH PROVIDED BY FINANCING ACTIVITIES                           58,762          23,658          76,380
                                                                                ---------       ---------       ---------
Increase (Decrease) in Cash and Cash Equivalents                                   (7,670)         12,078         (15,024)
Cash and Cash Equivalents at Beginning of Year                                     49,939          37,861          52,885
                                                                                ---------       ---------       ---------
Cash and Cash Equivalents at End of Year                                        $  42,269       $  49,939       $  37,861
                                                                                =========       =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                     NOTE A - SUMMARIZED ACCOUNTING POLICIES

      The accounting policies discussed below are followed consistently by Financial Trust Corp (the Corporation) and its subsidiaries. These policies are in accordance with generally accepted accounting principles and conform to common practices in the banking industry.

Nature of Operations: The Corporation provides a wide range of commercial and consumer services to a diverse client base through its banking subsidiaries. The client base includes individual, business, public and institutional customers primarily located in Pennsylvania and Maryland. Lending services include secured and unsecured commercial loans, residential and commercial mortgages, installment loans and revolving consumer loans. Deposit services include a variety of checking, savings, time, money market and individual retirement accounts. Money management services are available, designed to improve cash flow and return on investment. In addition, the Corporation has entered into agreements with certain investment specialists to provide an expanding array of specialized investment products and services to its customer base.

      Financial Trust Services Company provides a full spectrum of trust services, including administration of trusts and estates, investment management services, and administration of retirement and employee benefit plans to customers of all subsidiary banks.

      Financial Trust Life Insurance Company provides credit life and disability insurance to loan customers of all subsidiary banks.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of Financial Trust Corp, the parent company; its wholly-owned commercial banking subsidiaries consisting of Financial Trust Company, Chambersburg Trust Company, First National Bank and Trust Co. and Washington County National Bank; its wholly-owned trust banking subsidiary, Financial Trust Services Company; and its wholly-owned credit life insurance company, Financial Trust Life Insurance Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents: For the purpose of presentation in the consolidated statements of cash flows, cash equivalents include amounts due from banks and federal funds sold.

Trading Securities: Securities held principally for resale in the near term are classified as trading account securities and recorded at their fair values. Unrealized gains and losses on trading account securities are included immediately in other income. The Corporation has made limited use of trading account securities.

Securities Held-to-Maturity: Bonds, notes, and debentures for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities Available-for-Sale: Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities.

      Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

      Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

      Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses.

      Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date if applicable.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans Receivable: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

      Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

      The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

      The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Corporation's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expense.

Income Taxes: Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Premises and Equipment: Land is carried at cost. Premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method.

Mortgage Servicing Rights: In accordance with FASB Statement No. 122, an asset is recognized for mortgage servicing rights, regardless of whether the rights are acquired through purchase or origination. If mortgage loans are sold or securitized with servicing retained, the total cost of the mortgage loans is allocated to the loans and the servicing rights based on their relative fair values. The Corporation has had limited activity in this area.

Other Intangible Assets: Intangible assets are stated at cost less accumulated amortization. Amortization is generally on the straight-line method over 15 years.

Financial Instruments: All derivative financial instruments held or issued by the Corporation are held for purposes other than trading. The Corporation has made limited use of derivative financial instruments.

      Interest-rate exchange agreements: Interest-rate exchange agreements (swaps) used in asset/liability management activities are accounted for using the accrual method. Net interest income (expense) resulting from the differential between exchanging floating and fixed-rate interest payments is recorded on a current basis. Gains or losses on the sales of swaps used in asset/liability management activities are deferred and amortized into interest income or expense over the maturity period of the swap.

      Other off-balance-sheet instruments: In the ordinary course of business the Corporation has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit-card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair Values of Financial Instruments: The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

      Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate their fair value.

      Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

      Loans receivable: Fair values for loans are estimated by using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

      Deposit liabilities: The fair values disclosed for demand deposits are, by definintion, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

      Long-term borrowings: The fair values of the Corporation's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

      Accrued interest: The carrying amounts of accrued interest approximate their fair values.

      Off-balance-sheet instruments: Fair values for the Corporation's off-balance-sheet instruments (swaps and lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (loan commitments); or, if there are no relevant comparables, on pricing models or formulas using current assumptions (interest rate swaps).

Net Income Per Share: Net income per share has been computed on the basis of the weighted-average number of shares of common stock outstanding adjusted retroactively for stock dividends and stock splits. The effect of common stock equivalents is not material for any year presented.

Trust Fees: Trust fees are recorded on the cash basis which approximates results that would be achieved on the accrual basis.

Reclassifications: The consolidated financial statements for the years ended December 31, 1995 and 1994 have been reclassified to be consistent with the presentation for the year ended December 31, 1996. There has been no impact on net income or shareholders' equity as a result of these reclassifications.

--------------------------------------------------------------------------------
               NOTE B - MERGERS, ACQUISITIONS, AND REORGANIZATIONS

      On December 19, 1996 Keystone Financial, Inc. signed a definitive agreement to acquire Financial Trust Corp. Under terms of the agreement, each share of Financial Trust Corp common stock will be converted into 1.65 shares of Keystone Financial, Inc. common stock. The transaction will be accounted for as a pooling-of-interests and is subject to approval by the shareholders of both companies and various regulatory authorities.

      On September 30, 1995, the Corporation acquired Washington County National Bank (WCNB) located in Williamsport, Maryland via the exchange of 2.25 shares of Financial Trust Corp common stock for each share of WCNB common stock. The transaction was accounted for under the pooling-of-interests method and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of WCNB for all periods presented. At September 29, 1995, WCNB had total assets, deposits and equity of $136,181,000, $123,087,000 and $11,949,000, respectively. Separate financial data of the combined companies for the periods preceding acquisition are as follows:


(Dollars in thousands except per share data)
--------------------------------------------
                                                            (Unaudited)
                                                         January 1, 1995 to          Year Ended
                                                         September 29, 1995       December 31, 1994
                                                         ------------------       -----------------
Net Interest Income
          Financial Trust Corp                                $32,052                  $40,294
          Washington County National Bank                       4,181                    5,719
                                                              -------                  -------
                COMBINED                                      $36,233                  $46,013
                                                              =======                  =======

Net Income
          Financial Trust Corp                                $12,471                  $15,548
          Washington County National Bank                       1,086                      881
                                                              -------                  -------
                COMBINED                                      $13,557                  $16,429
                                                              =======                  =======

Cash Dividends
          Financial Trust Corp                                 $4,630                   $5,822
          Washington County National Bank                         211                      375
                                                              -------                  -------
                COMBINED                                       $4,841                   $6,197
                                                              =======                  =======

      On June 19, 1995, Farmers Trust Company's name was changed to Financial Trust Company. In a corporate reorganization, on October 30, 1995, First Federal Savings Bank was converted to a state chartered commercial bank named First Bank of Hanover, Pennsylvania and subsequently merged into Financial Trust Company.

      Financial Trust Services Company, a wholly-owned subsidiary was formed and began operations on October 2, 1995. The trust operations of the commercial bank affiliates were transferred to the newly formed company.

      On April 8, 1994, the Corporation assumed the insured deposits of Homestead Federal Savings Association of Middletown, Pennsylvania, having been the successful bidder at an auction conducted by the Resolution Trust Corporation. The acquisition initially increased deposits by $73,600,000. The transaction added $6,381,000 to intangible assets.

--------------------------------------------------------------------------------
            NOTE C - RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

      The banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those balances for the year ended December 31, 1996 approximated $9,085,000.

--------------------------------------------------------------------------------
                       NOTE D - DEBT AND EQUITY SECURITIES

     The amortized cost, fair values and unrealized gains and losses for investment securities at December 31 are as follows:

(Dollars in thousands)
                                                                                             1996
                                                              -----------------------------------------------------------------
                                                                                    Gross             Gross
                                                              Amortized           Unrealized        Unrealized           Fair
AVAILABLE-FOR-SALE                                               Cost               Gains             Losses             Value
------------------                                            ---------           ----------        ----------           -----
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies                   $224,006             $1,786            $(650)           $225,142
Obligations of states and political subdivisions                101,992              1,669             (141)            103,520
Corporate securities                                             11,149                 93              (54)             11,188
                                                               --------             ------            -----            --------
Total debt securities                                           337,147              3,548             (845)            339,850
Equity securities                                                 8,439              5,425                 0             13,864
                                                               --------             ------            -----            --------
                Total investment securities                    $345,586             $8,973            $(845)           $353,714
                                                               ========             ======            =====            ========



(Dollars in thousands)
                                                                                             1995
                                                              -----------------------------------------------------------------
                                                                                    Gross             Gross
                                                              Amortized           Unrealized        Unrealized           Fair
AVAILABLE-FOR-SALE                                               Cost               Gains             Losses             Value
------------------                                            ---------           ----------        ----------           -----
U.S. Treasury securities and obligations of
   U.S. government corporations and agencies                   $180,454             $1,776            $(446)           $181,784
Obligations of states and political subdivisions                106,876              1,738             (190)            108,424
Corporate securities                                             15,634                255              (43)             15,846
                                                               --------             ------            -----            --------
Total debt securities                                           302,964              3,769             (679)            306,054
Equity securities                                                 6,412              4,363                 0             10,775
                                                               --------             ------            -----            --------
                Total investment securities                    $309,376             $8,132            $(679)           $316,829
                                                               ========             ======            =====            ========

      Gross gains of $72,000 and gross losses of $82,000 were realized on 1996 sales of available-for-sale debt securities. Available-for-sale debt securities sales resulted in gross gains of $14,000 and gross losses of $4,000 on 1995 sales, and gross gains of $2,000 and gross losses of $51,000 on 1994 sales. In addition, net gains of $325,000, $462,000 and $193,000 were realized on the sale of equity securities in 1996, 1995 and 1994 respectively.

      Investment securities carried at approximately $146,407,000 at December 31, 1996 and $115,352,000 at December 31, 1995, were pledged to secure public deposits and for other purposes required or permitted by law.

      The amortized cost, fair value and weighted average yield of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(Dollars in thousands)
----------------------
                                                                  After One         After Five
                                                   One Year      Year through      Years through     After Ten
AVAILABLE-FOR-SALE                                 or Less        Five Years         Ten Years         Years            Total
------------------                                 --------      ------------      -------------     ---------          -----
U.S. Treasury securities
         Amortized cost                            $21,689        $  23,729          $    493         $     0         $ 45,911
         Fair value                                 21,747           23,914               505               0           46,166
         Yield                                        5.98%            6.24%             6.67%           0.00%            6.12%
Government agency obligations
         Amortized cost                              6,027           58,882            95,902          17,284          178,095
         Fair value                                  6,028           58,828            96,721          17,399          178,976
         Yield                                        5.73%            6.18%             7.45%           7.97%            7.02%
Obligations of state and political
      subdivisions (tax-exempt)
         Amortized cost                              6,780           29,887            37,963          25,444          100,074
         Fair value                                  6,806           30,290            38,598          25,913          101,607
         Tax-equivalent yield                         7.73%            7.52%             7.64%           8.04%            7.71%
Obligations of state and political
      subdivisions (taxable)
         Amortized cost                              1,090              530               298               0            1,918
         Fair value                                  1,086              529               298               0            1,913
         Yield                                        5.08%            6.29%             6.50%           0.00%            5.63%
Corporate securities
         Amortized cost                              1,001            9,648                 0             500           11,149
         Fair value                                  1,000            9,709                 0             479           11,188
         Yield                                        5.59%            6.69%             0.00%           7.00%            6.61%
                                                   -------         --------          --------         -------         --------
                  Total amortized cost             $36,587         $122,676          $134,656         $43,228         $337,147
                                                   =======         ========          ========         =======         ========
                  Total fair value                 $36,667         $123,270          $136,122         $43,791         $339,850
                                                   =======         ========          ========         =======         ========
                  Yield                               6.22%            6.56%             7.50%           8.00%            7.08%
                                                   =======         ========          ========         =======         ========
                  % of Portfolio                      10.9%            36.4%             39.9%           12.8%           100.0%

      In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held-to-maturity and reported at amortized cost, available-for-sale and reported at fair value with unrealized gains and losses reported in a separate component of shareholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings. Effective January 1, 1994, the Corporation adopted SFAS No. 115 and classified all securities as available-for-sale. Adoption of SFAS No. 115 resulted in a $9,142,000 increase in investment securities and a $5,942,000 increase in shareholders' equity accounted for as the cumulative effect of a change in accounting principle. On April 1, 1994, a significant portion of existing debt securities were classified as held-to-maturity. At December 31, 1995, $240,490,000 of investment securities at amortized cost, with unrealized gains of $2,686,000, were transferred from held-to-maturity to available-for-sale pursuant to the transition provisions of the FASB staff's Special Report on SFAS No. 115. All securities were classified as available-for-sale at December 31, 1995 and 1996.

                            NOTE E - LOANS RECEIVABLE

      Loans consisted of the following at December 31:
(Dollars in thousands)
----------------------
                                                1996         1995         1994
                                            --------     --------     --------
Commercial, financial and agricultural       $89,026      $76,795      $61,832
Real estate - construction                    19,672       13,772       11,018
Real estate - commercial                     164,523      152,857      152,749
Real estate - residential                    431,524      414,543      410,459
Consumer                                      78,063       73,183       71,437
                                            --------     --------     --------
                Total                       $782,808     $731,150     $707,495
                                            ========     ========     ========


      Changes in the allowance for loan losses were as follows:
(Dollars in thousands)
----------------------
                                                1996         1995         1994
                                            --------     --------     --------
Balance at beginning of year                 $11,038      $11,268      $10,903

Loans charged off                               (813)      (1,079)        (718)
Recoveries on loans previously charged off       160          140          243
                                            --------      -------     --------
    Net loans charged off                       (653)        (939)        (475)

Provision for possible loan losses               855          709          840
                                            --------     --------     --------
                Balance at end of year       $11,240      $11,038      $11,268
                                            ========     ========     ========

      Total nonaccrual and restructured loan balances and related annual interest data were as follows:
(Dollars in thousands)
----------------------
                                                1996         1995         1994
                                            --------     --------     --------
Nonaccrual                                      $437       $2,402       $2,298
Restructured                                       0            0            0
                                            --------     --------     --------
                Total                           $437       $2,402       $2,298
                                            ========     ========     ========

Interest computed at original terms              $46         $251         $242
Interest recognized                               18           52           38
                                            --------     --------     --------

      At December 31, 1996, there were no significant commitments to lend additional funds on these loans.

      At December 31, 1996 and 1995 the recorded investment in loans that were considered to be impaired under FASB Statement No. 114, as amended by FASB Statement No. 118 were $437,000 and $2,402,000, respectively, all of which were on a nonaccrual basis. Impaired loans had related credit allowances that aggregated $84,000 and $664,000 at December 31, 1996 and 1995, respectively. Impaired loans were recorded at the lower of their remaining bases or the fair value of their underlying collateral. The average recorded investment in impaired loans was $1,153,000 during 1996 and $2,355,000 during 1995. The Corporation recognized interest income on these impaired loans of $18,000 in 1996 and $52,000 in 1995 which included cash basis recognition of $1,000 and $26,000, respectively.

      Loans having carrying values of $2,162,000 and $191,000 were transferred to foreclosed real estate during 1996 and 1995, respectively.

                         NOTE F - PREMISES AND EQUIPMENT

      Details of premises and equipment at December 31 are as follows:
(Dollars in thousands)
----------------------
                                                              1996        1995
                                                           -------     -------
Land                                                        $3,097      $3,088
Buildings and improvements                                  23,502      22,841
Equipment and furniture                                     15,033      14,417
                                                           -------     -------
                                                            41,632      40,346
Less accumulated depreciation and amortization              18,107      16,736
                                                           -------     -------
                Total                                      $23,525     $23,610
                                                           =======     =======

      The banking subsidiaries lease certain premises, equipment and related services under noncancelable operating leases which expire in various years through 2010. These leases require the banking subsidiaries to pay all maintenance costs and for one data processing lease, provides for total rental payments based upon actual usage.

      Future minimum rental payments, including estimated normal usage charges, for all noncancelable operating leases with an initial or remaining term in excess of one year and in the aggregate, approximates the following at December 31, 1996:

(Dollars in thousands)
----------------------
Due during 1997                                                          $1,098
Due during 1998                                                           1,022
Due during 1999                                                             986
Due during 2000                                                             972
Due during 2001                                                             829
Due after 2001                                                            1,628
                                                                         ------
                Total minimum payments                                   $6,535
                                                                         ======

      Rental expense incurred for all operating leases was approximately $1,269,000 in 1996, $1,940,000 in 1995, and $1,510,000 in 1994.


                                NOTE G - DEPOSITS

      The Corporation paid $36,444,000 in interest on deposits and other borrowings during 1996, $33,173,000 in 1995 and $27,560,000 in 1994.

      The aggregate amount of time certificates of deposit of $100,000 or more at December 31, 1996 and 1995 were $41,973,000 and $39,314,000, respectively.
Interest expense on these time certificates of deposit of $100,000 or more amounted to $2,305,000 in 1996, $2,036,000 in 1995 and $1,287,000 in 1994.

      Maturities of time deposits  at December 31, 1996 are as follows:
(Dollars in thousands)
----------------------
                                      $100,000       Less than
                                       or More        $100,000           Total
                                      --------       ---------        --------
Maturing during 1997                   $27,748        $264,103        $291,851
Maturing during 1998                     7,872          71,237          79,109
Maturing during 1999                     2,238          18,058          20,296
Maturing during 2000                     3,086          21,659          24,745
Maturing during 2001 and later           1,029          10,023          11,052
                                      --------       ---------        --------
                Total                  $41,973        $385,080        $427,053
                                      ========       =========        ========

                         NOTE H - SHORT-TERM BORROWINGS

     Short-term borrowings consist of repurchase agreements, the Treasury tax and loan note option program and occasional purchases of federal funds or purchases at the discount window. Repurchase agreements are typically written for one to thirty day periods with rates tied to 91 day Treasury bills. The Treasury tax and loan funds carry a cost 25 basis points below the prevailing federal funds rate and are subject to call.

     Information concerning short-term borrowings is summarized as follows:
(Dollars in thousands)
----------------------
                                                         1996              1995
                                                      -------           -------
Average balance during the year                       $58,411           $48,983
Rate                                                     5.11%             5.45%

Maximum month-end balance                             $77,832           $61,713
Date of maximum month-end balance                 November 30        January 31

      Investment securities underlying the short-term borrowings at year end had a carrying and fair value of approximately $108,101,000.


                  NOTE I - FEDERAL HOME LOAN BANK BORROWINGS

      Financial Trust Corp's subsidiary banks are members of the Federal Home Loan Bank (FHLB) and as such can take advantage of the FHLB program of overnight and term advances. Under terms of a blanket collateral agreement, advances from the FHLB are collateralized by first mortgage loans and securities. Advances available under this agreement are limited by available and qualifying collateral and the amount of FHLB stock held by the borrower. At December 31, 1996 Financial Trust Corp's member banks could borrow an additional $316,692,000 based on qualifying collateral.

       Federal Home Loan Bank borrowings at December 31 are as follows:
(Dollars in thousands)
----------------------

                                                                1996      1995
                                                             -------      ----
Repo Plus Advance Program, interest 7.00%, due 1997           $7,325        $0
Fixed Rate Advance Program, interest 5.30%, due 1999           3,000         0
Fixed Rate Advance Program, interest 5.72%, due 1999           1,700         0
Three month Putable Advance, interest 4.97%, due 2001          5,000         0
Fixed Rate Advance Program, interest 6.29%, due 2003           1,000         0
Affordable Housing Program, interest 4.75%, due 2014             249       256
                                                             -------      ----
                Total Federal Home Loan Bank borrowings      $18,274      $256
                                                             =======      ====


                           NOTE J - LONG-TERM DEBT

       Details of long-term debt at December 31 are as follows:
(Dollars in thousands)
----------------------
                                                                1996      1995
                                                                ----      ----
Cumberland County Industrial Development
   Authority Agreement (Parent Company)                         $419      $487
                                                                ----      ----
                Total                                           $419      $487
                                                                ====      ====

      The Corporation financed the construction of an operations center through an industrial development obligation with Cumberland County. Under the terms of this agreement, annual payments of approximately $97,000 (including interest at 75% of prime) are due until maturity in November 2000. The agreement is collateralized by a mortgage and the assignment of the lease between the Corporation and the Cumberland County Industrial Development Authority.

                              NOTE K - COMMON STOCK

     Earnings per share and weighted average shares outstanding references have been restated to reflect the effects of a 10% stock dividend that was paid June 17, 1996 to shareholders of record June 3, 1996, a 33 1/3% stock dividend that was paid August 29, 1994 to shareholders of record August 15, 1994 and the exchange of 2.25 shares of Financial Trust Corp common stock for each share of Washington County National Bank common stock on September 30, 1995 in an acquisition accounted for as a pooling-of-interests. Accordingly, 468,839 shares of Washington County National Bank stock were exchanged for 1,054,576 shares of Financial Trust Corp common stock, plus $9,000 in lieu of fractional and dissenting shares. The effect of common stock equivalents is not significant for any period presented.


                           NOTE L - STOCK OPTION PLANS

     The Corporation provides eligible employees and directors with stock option plans that are more fully described below. Effective January 1, 1996 the Corporation adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". As permitted under this new standard, the Corporation continues to account for its plans in accordance with APB Opinion No. 25 and related interpretations. As such, no compensation costs have been recognized for the stock option plans.

     The following pro forma amounts indicate the net income and earnings per share that would have resulted if compensation costs for these plans were determined under the recognition provisions of FASB Statement No. 123 using the fair value of the awards at the grant date.

(Dollars in thousands)
----------------------
                                                          1996            1995
                                                       -------         -------
Net Income
                As reported                            $20,031         $18,135
                Pro Forma                              $19,900         $18,038

Earnings Per Share
                As reported                              $2.35           $2.12
                Pro Forma                                $2.33           $2.11

      Because FASB Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997. The Corporation has an "Employee Stock Option Plan" and a Non-Employee Director Stock Option Plan". Under the terms of these plans, the Corporation has reserved for issuance a total of 267,666 shares of common stock of which 172,906 are available for future grants at December 31, 1996. Options on 19,501 shares were granted on January 22, 1997 under the employee plan but no additional grants will be awarded under the terms of the agreement with Keystone Financial, Inc. The plans provide for the issuance of nonqualified stock options and, under the employee plan, incentive stock options. Options are granted at an exercise price not less than the fair market value of the Corporation's common stock on the date of grant. Grants under the employee plan are immediately exercisable and have a life of ten years from the date of grant. Grants under the director plan are exercisable 20% per year and have a life of five years from the date of grant.

      The following tables provide roll forwards of options outstanding under each plan:

Employee Stock Option Plan: Under the Employee Stock Option Plan of 1992, 121,000 shares of common stock have been reserved for grant of options over a seven year period. The number of options which may be granted is determined annually by a committee of outside directors. The purchase price of shares acquired pursuant to an option is based upon the fair market value as of the date of the grant of the option.

 A summary of the Corporation's Employee stock option activity, and related information for the years ended December 31 follows:

                                                      1996                            1995                           1994
                                             ----------------------          ---------------------          ----------------------
                                                          Weighted-                      Weighted-                       Weighted-
                                                            Average                        Average                         Average
                                                           Exercise                       Exercise                        Exercise
                                             Options          Price          Options         Price          Options          Price
                                             -------      ---------          -------     ---------          -------      ---------

Outstanding-beginning of year                 43,253         $25.95           26,754        $25.69           12,092         $20.77
Granted                                       20,351         $27.16           16,499        $26.36           14,662         $29.75

Exercised                                                                        -                              -
Forfeited                                      1,829          27.64              -                              -
                                             -------      ---------          -------     ---------          -------      ---------
Outstanding-end of year                       61,775         $26.30           43,253        $25.95           26,754         $25.69
                                             =======      =========          =======     =========          =======      =========

Exercisable at end of year                    61,775         $26.30           43,253        $25.95           26,754         $25.69

Weighted-average fair value of options
  granted during the year                      $6.00                           $5.77




      Exercise prices for options outstanding as of December 31, 1996 ranged from $20.77 to $29.75. The weighted-average remaining contractual life of those options is 7.75 years. Options on 19,501 shares, at $41.25 per share were granted on January 22, 1997.

Non-Employee Director Stock Option Plan: Under the Non-Employee Director Stock Option Plan of 1994, 146,666 shares of common stock have been reserved for grant of options over a ten year period. The plan provides for the automatic grant on an annual basis of the option to purchase 733 shares of the Corporation's common stock as of the date of the Corporation's annual meeting. The purchase price of shares acquired pursuant to an option is based upon the fair market value as of the date of the annual meeting.

      A summary of the Corporation's Non-Employee Director stock option activity, and related information for the years ended December 31 follows:

                                                      1996                            1995                           1994
                                             ----------------------          ---------------------          ----------------------
                                                          Weighted-                      Weighted-                       Weighted-
                                                            Average                        Average                         Average
                                                           Exercise                       Exercise                        Exercise
                                             Options          Price          Options         Price          Options          Price
                                             -------      ---------          -------     ---------          -------      ---------

Outstanding-beginning of year                 22,723         $27.65           12,461        $29.84
Granted                                       10,262         $27.62           10,262        $25.00           12,461         $29.84
Exercised                                        146         $25.00              -                              -
Forfeited                                        -                               -                              -
                                             -------      ---------          -------     ---------          -------      ---------
Outstanding-end of year                       32,839         $27.65           22,723        $27.65           12,461         $29.84
                                             =======      =========          =======     =========          =======      =========
Exercisable at end of year                    13,432         $28.08            7,006        $28.43            2,482         $29.84

Weighted-average fair value of options
  granted during the year                      $5.36                           $3.96




      Exercise prices for options outstanding as of December 31, 1996 ranged from $25.00 to $29.84. The weighted-average remaining contractual life of those options is 3.25 years.

--------------------------------------------------------------------------------
                         NOTE M - EMPLOYEE BENEFIT PLANS

Pension Plans: The Corporation and its subsidiaries have noncontributory defined benefit pension plans covering substantially all employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Corporation's funding policy is to contribute annually the amount that would be necessary to amortize the unfunded accrued liability over 20 years. A subsidiary bank's plan is funded annually at levels required to amortize its unfunded accrued liability over 15 years. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

      Net periodic pension cost includes the following components:


(Dollars in thousands)
----------------------
                                                                               1996          1995           1994
                                                                             -------       -------        -------
Service cost - benefits earned during the period                             $   579       $   435        $   548
Interest cost on projected benefit obligation                                    832           752            748
Actual return on plan assets                                                  (1,449)       (2,193)           129
Net amortization and deferral                                                    269         1,179         (1,126)
                                                                             -------       -------        -------
Net periodic pension cost                                                    $   231       $   173        $   299
                                                                             =======       =======        =======


      The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated balance sheet at December 31:


(Dollars in thousands)
----------------------
                                                                                             1996           1995
                                                                                           -------        -------
Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits
        of $9,403 in 1996  and $8,942 in 1995                                              $ 9,543        $ 9,098
                                                                                           =======        =======

      Projected benefit obligation for service rendered to date                            $12,712        $12,023
Plan assets at fair value, primarily listed stocks and bonds                                13,855         12,631
                                                                                           -------        -------
Plan assets in excess of projected benefit obligation                                        1,143            608
Unrecognized net loss from past experience different from that
   assumed and effects of changes in assumptions                                               667            958
Unrecognized prior service cost                                                               (245)          (262)
Unrecognized net asset at January 1, 1988                                                     (476)          (521)
                                                                                           -------        -------
Prepaid pension cost included in other assets                                              $ 1,089        $   783
                                                                                           =======        =======


      Rate assumptions used in actuarial calculations were as follows:

                            In determining the actuarial present
                          value of the projected benefit obligation
                          -----------------------------------------
                                                  Increase in future         Long-term rate of return
                         Discount Rate            compensation levels             on plan assets
                         -------------            -------------------        ------------------------
1996                      7.0 - 7.5%                  4.5 - 5.0%                   7.5 - 9.0%
1995                      7.0 - 7.5%                  4.5 - 5.0%                   7.5 - 9.0%
1994                      7.5 - 8.0%                        5.0%                   7.5 - 9.0%

Profit Sharing Plan: The Corporation has a noncontributory profit sharing plan covering eligible employees. Costs of the profit sharing plan are funded as accrued. Profit sharing expense amounted to $1,337,000 in 1996, $1,254,000 in 1995 and $1,106,000 in 1994. Contributions to the plan are discretionary and are determined annually by the Corporation's Board of Directors.

--------------------------------------------------------------------------------
Supplemental Employee Retirement Plans: The Corporation sponsors an unfunded supplemental employee retirement plan, which is a nonqualified plan that provides certain officers defined pension benefits and noncontributory profit sharing benefits in excess of limits imposed by federal law. Net periodic pension cost amounted to $109,000 in 1996, $75,000 in 1995 and $55,000 in 1994.
Expense under the plan amounted to $135,000 in 1996, $90,000 in 1995 and $67,000 in 1994. At December 31, 1996, the projected benefit obligation for this plan totaled $745,000, of which $505,000 (comprised of unrecognized net loss of $287,000 and unrecognized prior service cost of $218,000) is subject to later amortization. The remaining $240,000 is included in other liabilities in the accompanying consolidated balance sheet. A subsidiary bank has a supplemental retirement plan that covers certain management personnel. The plan is funded with life insurance. Premiums paid on the underlying life insurance policies and charged to operations were $17,000 in 1996 and 1995 and $18,000 in 1994.

Stock Purchase Plan: Under the Employee Stock Purchase Plan of 1992, 121,000 shares of common stock were reserved for issuance to employees over a five year period. The number of shares which could be issued to each participant was determined annually, based on individual earnings, and their cost was equal to 85% of the fair market value as established by the most recent public sale of shares. The plan terminated at December 31, 1996. Employees purchased 24,199 shares at $25.00 per share in 1996, 10,480 shares at $24.55 per share in 1995 and 10,365 shares at $22.73 per share in 1994.

--------------------------------------------------------------------------------
                              NOTE N - INCOME TAXES

      The provisions for income taxes in the consolidated statements of income consist of the following components:

(Dollars in thousands)
----------------------
Years Ended December 31                        1996          1995          1994
-----------------------                       ------        ------        ------
Current provision:
   Federal                                    $6,348        $5,934        $5,305
   State                                         183            86           109
Deferred provision                               105           115            12
                                              ------        ------        ------
Applicable income tax expense                 $6,636        $6,135        $5,426
                                              ======        ======        ======

      Following is a reconciliation of the actual income tax provisions with taxes computed at the Federal statutory rate of 35% for all years presented:


(Dollars in thousands)
----------------------
Year Ended December 31                        1996                      1995                      1994
----------------------               -------------------       -------------------       ------------------
                                      Amount        Rate        Amount        Rate        Amount       Rate
                                     -------       -----       -------       -----       -------      -----
Tax at statutory rate                $ 9,333        35.0%      $ 8,495        35.0%      $ 7,649       35.0%
Effect of tax-exempt income           (2,690)      (10.1)       (2,590)      (10.7)       (2,260)     (10.3)
Effect of nondeductible expenses         492         1.8           426         1.8           338        1.5
Low income housing and
   rehabilitation tax credits           (120)       (0.4)         (120)       (0.5)         (110)      (0.5)
Other                                   (379)       (1.4)          (76)       (0.3)         (191)      (0.9)
                                     -------        ----       -------        ----       -------       ----
Applicable income tax
   expense/rate                      $ 6,636        24.9%      $ 6,135        25.3%      $ 5,426       24.8%
                                     =======        ====       =======        ====       =======       ====

--------------------------------------------------------------------------------

      The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1996, 1995 and 1994 are presented below:

(Dollars in thousands)
----------------------
                                                        1996       1995       1994
                                                      ------     ------     ------
Deferred tax assets:
         Allowance for loan losses                    $1,986     $1,830     $1,504
         Deferred loan fees                              332        412        456
         Deferred compensation and directors fees        372        311        310
         Nonaccrual Interest                              16         31        102
         Capital loss carryforward                         0          9        162
         Supplemental employee retirement plan           112         55         29
         Other real estated owned                         47         46          0
         Other                                            26         20          0
                                                      ------     ------     ------
               Gross deferred tax assets              $2,891     $2,714     $2,563
                                                      ------     ------     ------

Deferred tax liabilities:
         Premises and equipment                       $1,605     $1,490     $1,365
         Pension plan                                    402        133        301
         Investment securities                         3,050      2,802        641
         Unearned premiums/deferred costs
            life insurance company                       115        193        150
         Other                                           162        198        122
                                                      ------     ------     ------
               Gross deferred tax liabilities          5,334      4,816      2,579
                                                      ------     ------     ------
Net deferred tax liabilities                         $2,443     $2,102     $   16
                                                      ======     ======     ======

      The Corporation has determined that it is not required to establish a valuation reserve for deferred tax assets since it is more likely than not that deferred tax assets will be principally realized through carry back to taxable income in prior years. The conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on a history of growth in earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. The Corporation will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

      The Corporation made income tax payments of $6,748,000 during 1996, $5,933,000 during 1995 and $5,875,000 during 1994. Income taxes attributable to investment security gains were $110,000 in 1996, $165,000 in 1995 and $50,000 during 1994.

--------------------------------------------------------------------------------
                           NOTE O - FINANCIAL INSTRUMENTS

      The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the Corporation's customers. Financial instruments include commitments to extend credit, and standby letters of credit. Standby letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur.

      The Corporation's exposure to credit loss is essentially the same for these items as that involved in extended loans to customers. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Collateral is obtained based on management's credit assessment of the particular customer.

--------------------------------------------------------------------------------
      The Corporation's maximum exposure to credit loss for loan commitments (unfunded loans and unused lines of credit) and standby letters of credit outstanding at December 31, 1996 were as follows:


(Dollars in thousands)
----------------------
                                                                                  Contract or
                                                                                Notional Amount
                                                                                ---------------
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit
         Consumer credit card lines                                                $ 17,733
         Consumer home equity lines                                                  20,483
         Commercial real estate, construction and land development                   29,775
         Other unused commitments                                                    71,937
                                                                                   --------
                                                                                   $139,928

    Standby letters of credit                                                      $  9,840



      The commitments shown for both standby letters of credit and unused lines of credit generally expire in one year or less. The commitments also carry a variable rate of interest as opposed to a fixed rate.

      Commitments to extend credit are agreements to lend to the customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      The estimated fair values of the Corporation's financial instruments at December 31 were as follows:


(Dollars in thousands)
                                                                 1996                             1995
                                                    ----------------------------       --------------------------
                                                     Carrying            Fair           Carrying          Fair
                                                      Amount             Value           Amount           Value
                                                    ----------------------------       --------------------------
Financial assets:
         Cash and short-term investments            $   42,628        $   42,628       $   50,509      $   50,509
         Investment securities                         353,714           353,714          316,829         316,829

         Loans                                         782,808                            731,150
         Reserve for loan losses                       (11,240)                           (11,038)
                                                    ----------                         ----------
         Net loans                                     771,568           785,347          720,112         737,237
                                                    ----------        ----------       ----------      ----------
                  Total financial assets            $1,167,910        $1,181,689       $1,087,450      $1,104,575
                                                    ==========        ==========       ==========      ==========

Financial liabilities:
         Deposits                                   $  962,610        $  961,048       $  931,720      $  931,315
         Short-term borrowings                          55,844            55,844           49,380          49,380
         Securities sold not owned                      28,375            28,375            4,150           4,150
         Long-term debt                                  6,368             7,001              743             728
                                                    ----------        ----------       ----------      ----------
                  Total financial liabilities       $1,053,197        $1,052,268       $  985,993      $  985,573
                                                    ==========        ==========       ==========      ==========

Off-balance sheet instruments                       $        0        $        0       $        0      $        0

--------------------------------------------------------------------------------
                 NOTE P - CONCENTRATIONS OF CREDIT RISK

      Most of the Corporation's business activity, including loans and loan commitments, is with customers located within Cumberland, Franklin, York, Perry, Dauphin, Adams and Lancaster counties of Pennsylvania and Washington County, Maryland. The portfolio is well diversified with no industry comprising greater than 10% of the total loan outstandings.

--------------------------------------------------------------------------------
                            NOTE Q - RELATED PARTIES

      In the ordinary course of business, the banking subsidiaries have loan, deposit and other transactions with directors, executive officers and their business interests. Such transactions are on substantially the same terms, including interest rates and loan collateral, as those prevailing at the time for comparable transactions with others. Activity for these related party loans for the year ended December 31, 1996 was as follows:

(Dollars in thousands)
----------------------
Balance at beginning of year                                     $11,661
New loans                                                         12,864
Payments                                                          10,306
                                                                 -------
Balance at end of year                                           $14,219
                                                                 =======


--------------------------------------------------------------------------------
                     NOTE R - COMMITMENTS AND CONTINGENCIES

      In the ordinary course of business, the Corporation has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Corporation is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Corporation.


--------------------------------------------------------------------------------
        NOTE S - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

      Certain restrictions exist regarding the ability of the banking subsidiaries to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 1996, approximately $76,725,000 of undistributed earnings of the banking subsidiaries was available for distribution to the Corporation as dividends without prior approval of regulatory authorities. Additionally, under Federal Reserve regulation, the banking subsidiaries are limited as to the amount they may loan or advance to the Corporation unless such loans or advances are collateralized by specific obligations. At December 31, 1996, the maximum amount available for transfer from subsidiaries to the Corporation in the form of unsecured loans or advances approximated $14,463,000.


--------------------------------------------------------------------------------
                           NOTE T - REGULATORY MATTERS

      The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and each subsidiary bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 1996, the most recent notification from either the Pennsylvania Department of Banking or the Office of the Comptroller of the Currency categorized each bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized each bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth below. There are no conditions or events since those notifications that management believes have changed any bank's category.


------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------

As of December 31, 1996
                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                               For Capital                Prompt Corrective
                                                      Actual                Adequacy Purposes             Action Provisions
                                               -------------------         -------------------         -----------------------
                                                Amount       Ratio         Amount        Ratio          Amount          Ratio
                                               --------      -----        --------       -----         -------         -------
Total Capital (to Risk Weighted Assets)
      Consolidated                             $149,095      20.03%       >$59,544       >8.00%        $   N/A            N/A
      Financial Trust Company                    69,867      17.17%       > 32,554       >8.00%        >40,692         >10.00%
      Chambersburg Trust Company                 24,136      18.69%       > 10,328       >8.00%        >12,911         >10.00%
      First National Bank and Trust Co.          29,295      24.84%       >  9,433       >8.00%        >11,791         >10.00%
      Washington County National Bank            13,820      17.04%       >  6,487       >8.00%        > 8,109         >10.00%

Tier I Capital (to Risk Weighted Assets)
      Consolidated                              139,907      18.79%       > 29,777       >4.00%            N/A            N/A
      Financial Trust Company                    64,781      15.92%       > 16,277       >4.00%        >24,415         > 6.00%
      Chambersburg Trust Company                 22,522      17.44%       >  5,164       >4.00%        > 7,746         > 6.00%
      First National Bank and Trust Co.          27,821      23.59%       >  4,717       >4.00%        > 7,705         > 6.00%
      Washington County National Bank            12,806      15.79%       >  3,244       >4.00%        > 4,865         > 6.00%

Tier I Capital (to Average Assets)
      Consolidated                              139,907      11.64%       > 48,081       >4.00%            N/A            N/A
      Financial Trust Company                    64,781      10.21%       > 25,376       >4.00%        >31,721         > 5.00%
      Chambersburg Trust Company                 22,522      11.23%       >  8,025       >4.00%        >10,031         > 5.00%
      First National Bank and Trust Co.          27,821      13.01%       >  8,557       >4.00%        >10,696         > 5.00%
      Washington County National Bank            12,806       8.73%       >  5,866       >4.00%        > 7,332         > 5.00%



------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------
As of December 31, 1995

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                               For Capital                Prompt Corrective
                                                      Actual                Adequacy Purposes             Action Provisions
                                               -------------------         -------------------         -----------------------
                                                Amount       Ratio         Amount        Ratio          Amount          Ratio
                                               --------      -----        --------       -----         -------         -------
Total Capital (to Risk Weighted Assets)
      Consolidated                             $136,193      19.78%       >$55,076       >8.00%        $   N/A            N/A
      Financial Trust Company                    62,537      16.76%       > 29,843       >8.00%        >37,303         >10.00%
      Chambersburg Trust Company                 22,148      18.13%       >  9,776       >8.00%        >12,220         >10.00%
      First National Bank and Trust Co.          27,329      23.98%       >  9,116       >8.00%        >11,394         >10.00%
      Washington County National Bank            12,623      16.68%       >  6,056       >8.00%        > 7,569         >10.00%

Tier I Capital (to Risk Weighted Assets)
      Consolidated                              127,632      18.54%       > 27,538       >4.00%            N/A            N/A
      Financial Trust Company                    57,874      15.51%       > 14,921       >4.00%        >22,382         > 6.00%
      Chambersburg Trust Company                 20,621      16.88%       >  4,888       >4.00%        > 7,332         > 6.00%
      First National Bank and Trust Co.          25,905      22.73%       >  4,558       >4.00%        > 6,837         > 6.00%
      Washington County National Bank            11,677      15.43%       >  3,028       >4.00%        > 4,542         > 6.00%

Tier I Capital (to Risk Weighted Assets)
      Consolidated                              127,632      11.42%       > 44,718       >4.00%            N/A            N/A
      Financial Trust Company                    57,874       9.66%       > 23,968       >4.00%        >29,960         > 5.00%
      Chambersburg Trust Company                 20,621      10.80%       >  7,637       >4.00%        > 9,546         > 5.00%
      First National Bank and Trust Co.          25,905      13.97%       >  7,417       >4.00%        > 9,271         > 5.00%
      Washington County National Bank            11,677       8.56%       >  5,459       >4.00%        > 6,824         > 5.00%


               NOTE U - PARENT COMPANY ONLY FINANCIAL INFORMATION


BALANCE SHEETS
(Dollars in thousands)
December 31                                                                                   1996              1995
                                                                                          --------          --------
Assets
      Cash                                                                                $    604          $    258
      Investment securities                                                                    307                70
      Securities purchased under agreement to resell                                         1,400             1,650
      Premises and equipment                                                                 5,219             5,437
      Investment in subsidiaries                                                           144,786           132,909
      Other assets                                                                           3,173             2,792
                                                                                          --------          --------
             TOTAL ASSETS                                                                 $155,489          $143,116
                                                                                          ========          ========

Liabilities
      Long-term debt                                                                      $    419          $    487
      Purchased funds                                                                          569               435
      Other liabilities                                                                      1,402             1,122
                                                                                          --------          --------
             TOTAL LIABILITIES                                                               2,390             2,044
                                                                                          --------          --------
Shareholders' Equity
      Common stock                                                                          42,703            38,827
      Treasury stock                                                                          (226)                0
      Surplus                                                                               51,493            33,509
      Unrealized holding gain from securities available-for-sale                             5,283             4,845
      Retained earnings                                                                     53,846            63,891
                                                                                          --------          --------
             TOTAL SHAREHOLDERS' EQUITY                                                    153,099           141,072
                                                                                          --------          --------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $155,489          $143,116
                                                                                          ========          ========


STATEMENTS OF INCOME
(Dollars in thousands)
Year Ended December 31                                                     1996               1995              1994
                                                                        -------            -------           -------
Income
    Dividends from bank subsidiaries                                    $ 8,660            $ 9,483           $ 6,691
    Investment securities                                                     4                  1                25
    Securities purchased under agreement to resell                           53                 51                50
    Other, primarily management and service fees
         from bank subsidiaries                                           3,388              2,812             2,145
                                                                        -------            -------           -------
                                                                         12,105             12,347             8,911
Expenses
    Building occupancy and depreciation                                     359                307               215
    Other, primarily operating expenses                                   3,689              2,609             1,823
                                                                        -------            -------           -------
                                                                          4,048              2,916             2,038
                                                                        -------            -------           -------
Income before income taxes and equity in undistributed
  net income of subsidiaries                                              8,057              9,431             6,873
Applicable income taxes                                                    (466)               (91)              (66)
                                                                        -------            -------           -------
                                                                          8,523              9,522             6,939
Net income of subsidiaries less dividends                                11,508              8,613             9,490
                                                                        -------            -------           -------
             NET INCOME                                                 $20,031            $18,135           $16,429
                                                                        =======            =======           =======

STATEMENTS OF CASH FLOWS
(Dollars in thousands)
Year Ended December 31                                                               1996               1995              1994
                                                                                   ------             ------            ------
Operating Activities:
    Net Income                                                                    $20,031            $18,135           $16,429
         Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation                                                              576                473               417
            Deferred income taxes                                                     122               (196)                1
            Decrease (increase) in other assets                                      (277)                 0                13
            Increase (decrease) in other liabilities                                   17                836               (78)
            Equity in undistributed net income of subsidiaries                    (11,508)            (8,613)           (9,490)
                                                                                  -------            -------            ------
                  CASH PROVIDED BY OPERATING ACTIVITIES                             8,961             10,635             7,292
                                                                                  -------            -------            ------
Investing Activities:
         Proceeds from maturities of investment securities                              0                  0             1,000
         Purchases of investment securities                                          (130)               (13)              (53)
         Purchases of premises and equipment                                         (358)            (1,270)           (1,383)
         Increase in other assets                                                     250               (171)             (839)
         Investment in subsidiary                                                       0             (2,200)                0
                                                                                  -------            -------            ------
                  CASH USED IN INVESTING ACTIVITIES                                  (238)            (3,654)           (1,275)
                                                                                  -------            -------            ------

Financing Activities:
         Payments on long-term debt                                                   (68)               (62)              (66)
         Cash dividends                                                            (8,138)            (6,783)           (6,197)
         Net increase (decrease) in short-term borrowings                             133                 82                82
         Issuance of treasury shares under:
            directors stock option plan                                                 4                  0                 0
            employee stock purchase plan                                              605                257               235
            dividend reinvestment plan                                                856                  0                 0
         Acquisition of treasury stock                                             (1,729)              (286)             (264)
         Cash payments for dissenting and partial shares associated
           with the acquisition of Washington County National Bank                      0                 (9)                0
         Cash payment for partial shares associated with stock dividend               (40)                 0               (27)
                                                                                  -------            -------           -------

                  CASH USED IN FINANCING ACTIVITIES                                (8,377)            (6,801)           (6,237)
                                                                                  -------            -------           -------
Increase (decrease) in cash and cash equivalents                                      346                180              (220)
Cash and cash equivalents at beginning of year                                        258                 78               298
                                                                                  -------            -------           -------

Cash and cash equivalents at end of year                                          $   604            $   258           $    78
                                                                                  =======            =======           =======

                         QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)
Three Months Ended                                             March 31            June 30        September 30         December 31
                                                               --------            -------        ------------         -----------

1996
Interest income                                                 $21,437            $22,038             $22,471             $22,953
Interest expense                                                  8,913              8,978               9,255               9,397
Net interest income                                              12,524             13,060              13,216              13,556
Provision for loan losses                                           146                271                 182                 256
Securities gains (losses)                                            78                213                  29                  (5)
Other income                                                      1,826              2,032               2,488               2,191
Other expenses                                                    7,907              8,131               8,935               8,713
Income before income taxes                                        6,375              6,903               6,616               6,773
Applicable income taxes                                           1,571              1,867               1,354               1,844
Net income                                                        4,804              5,036               5,262               4,929
Net income per share                                               0.56               0.59                0.62                0.58
Cash dividends declared per share                                  0.23               0.23                0.25                0.25
Return on average assets                                           1.68%              1.72%               1.77%               1.63%
Return on average equity                                          13.63%             14.20%              14.77%              13.45%

(Dollars in thousands, except per share data)
Three Months Ended                                             March 31            June 30        September 30         December 31
                                                               --------            -------        ------------         -----------
1995
Interest income                                                 $19,707            $20,569             $21,111             $21,468
Interest expense                                                  7,853              8,465               8,836               9,042
Net interest income                                              11,854             12,104              12,275              12,426
Provision for loan losses                                            76                121                 126                 386
Securities gains (losses)                                            19                125                  74                 254
Other income                                                      1,780              1,833               1,910               1,821
Other expenses                                                    7,924              7,888               7,693               7,991
Income before income taxes                                        5,653              6,053               6,440               6,124
Applicable income taxes                                           1,325              1,558               1,706               1,546
Net income                                                        4,328              4,495               4,734               4,578
Net income per share                                               0.51               0.53                0.55                0.53
Cash dividends declared per share                                  0.21               0.21                0.21                0.22
Return on average assets                                           1.60%              1.64%               1.69%               1.63%
Return on average equity                                          13.68%             13.86%              14.25%              13.49%


The acquisition of Washington County National Bank (WCNB) on September 30, 1995 was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been restated to include the accounts of WCNB for all periods presented. All per share amounts have also been restated to reflect the 10% stock dividend paid June 17, 1996.

                          Independent Auditor's Report


Board of Directors and Shareholders
Financial Trust Corp


We have audited the accompanying consolidated balance sheet of Financial Trust Corp and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Financial Trust Corp for the two years ended December 31, 1995 were audited by other auditors whose report, dated March 1, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Trust Corp and subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                           Beard & Company, Inc.

Reading, Pennsylvania
February 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There was a Form 8-K filed on April 30, 1996 reporting a change of accountants. On April 24, 1996 Financial Trust Corp's Board of Directors hired Beard & Company, Inc. with its principal office at One Park Plaza, P.O. Box 311, Reading, Pennsylvania, 19603, to replace Ernst & Young LLP as the Corporation's independent accountants for 1996.

In connection with the audits conducted by Ernst & Young LLP of the Corporation for each of the two fiscal years ended December 31, 1994 and 1995 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report.

Ernst & Young LLP's report on the Corporation's consolidated financial statements for fiscal years 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Ernst & Young LLP had been requested to furnish a letter addressed to the Securities and Exchange Commission stating that they agreed with the statements made by the registrant in response to this item. Upon receipt, this letter was filed as an amendment to this Form 8-K.

The decision to change accountants was recommended by the Audit Committee of the Board of Directors of Financial Trust Corp and unanimously approved by the Corporation's Board of Directors.

                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION


The following table sets forth information regarding each of the eighteen directors and two executive officers who are not directors.

                                       Business Experience Including
                                       Principal Occupation for the
                                       Past 5 Years and Certain Other          Director
Name and Age                                 Directorships (1)                  Since
------------                                 -----------------                  -----

                      DIRECTORS WHOSE TERMS EXPIRE IN 1997

Thomas E. Beck (45)                   Vice President/Finance, Bitrek              1987
                                      Corp. (Pipe Fittings Manufacturer)
James E. Byron (69)                   International Trade Specialist              1995
                                      U.S. Department of Commerce
Webb S. Hersperger, M.D. (66)         Physician                                   1982
Allan W. Holman, Jr., Esq. (67)       Senior Partner, Holman and Holman           1993
Thomas H. Shank (67)                  Chairman, G.A. Miller Lumber                1995
                                      Company Inc., Real Estate
                                      Developer; Chairman,
                                      Washington County National Bank
Peter C. Zimmerman (50)               President and COO of the                    1991
                                      Corporation; President and CEO,
                                      Chambersburg Trust Company

                      DIRECTORS WHOSE TERMS EXPIRE IN 1998

Robert W. Brown (68)                  President, Wacco Properties (Real           1987
                                      Estate Development and Rentals)
Thomas G. Burkey (61)                 Owner, Horst Electric Co.                   1984
                                      (Electrical Contracting)
William H. Kiick (61)                 Senior Vice President of the                1991
                                      Corporation; President and CEO,
                                      Financial Trust Company
M.L. Patterson, Jr. (66)              Senior Vice President of the Corporation;   1995
                                      President, CEO and Vice Chairman
                                      Washington County National Bank
Jack K. Sunday (69)                   Dairy Farmer                                1982
Ray L. Wolfe (58)                     Chairman and CEO of the                     1982
                                      Corporation; Chairman, Financial
                                      Trust Company

                                    DIRECTORS WHOSE TERMS EXPIRE IN 1999

Lynn S. Baker (46)                    Senior Vice President of the                1990
                                      Corporation; Executive Vice
                                      President, Financial Trust Company
Harold L. Brake (60)                  President, Charles E. Brake Co.,            1984
                                      Inc. (Excavating Contractors);
                                      Chairman, Chambersburg Trust
                                      Company
Richard G. King (52)                  President, Utz Quality Foods, Inc.          1990
                                      (Snack Food Manufacturer and
                                      Wholesaler)
William F. Shull (63)                 Retired Executive Director, Greater         1987
                                      Waynesboro Chamber of Commerce
Paul L. Strickler (67)                Retired Executive Vice President,           1982
                                      United Telephone System -
                                      Eastern Group
Mary Ann Warrell (67)                 Director, Pennsylvania Dutch Co.,           1982
                                      Inc. (Candy Manufacturer and
                                      Distributor)

                    EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

                                                                                Executive
                                                                                 Officer
                                                                                  Since
                                                                                  -----

Bradley S. Everly (45)                Senior Vice President and CFO of            1989
                                      the Corporation (2)

Robert E. Rahal (35)                  Senior Vice President of the                1996
                                      Corporation; President, CEO and
                                      Chairman, First National Bank and Trust
                                      Company (3)

                                      -55-

-----------------
(1) Each director has held, or prior to his or her retirement held, the positions indicated or other comparable policy-making positions for the entities named for at least the last five years with the exceptions of Messrs. Kiick, Zimmerman, Patterson and Wolfe. Mr. Kiick was elected President and CEO of Financial Trust Company in 1995. He was formerly President of First Federal Savings Bank (1991-1995). Mr. Zimmerman was elected President and COO of the Corporation in 1995. He was formerly Senior Vice President of the Corporation (1991-1995). He is also President and CEO of Chambersburg Trust Company. Mr. Patterson was elected Senior Vice President of the Corporation in 1995, upon the Corporation's acquisition of Washington County National Bank and has been President and CEO (since 1979) and Vice Chairman of the Board (since 1991) of Washington County National Bank. Mr. Wolfe, formerly President and CEO of the Corporation (1982-1995) and of Financial Trust Company (1975-1995), was elected Chairman and CEO of the Corporation and Chairman of Financial Trust Company in 1995.

(2) Mr. Everly has been Chief Financial Officer of the Corporation since 1989, and Senior Vice President since 1995. He served as Secretary in 1994-1995 and as Treasurer from 1989 to 1995.

(3) Mr. Rahal has been President (since 1995) and Executive Vice President (1994-1995) of First National Bank and Trust Co.; and Senior Vice President & Chief Lending Officer (1991-1994) of Financial Trust Company.

No person named above as a director or executive officer has any family relationship with any other person so named, and there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was or is to be selected to be a director or executive officer.

A majority of the Board of Directors may increase the number of directors between meetings of the shareholders. Any vacancy occurring in the Board of Directors, whether due to an increase in the number of directors, resignation, retirement, death or any other reason, may be filled by an appointment made by the remaining directors.

To the Corporation's knowledge, all filing requirements arising under Section 16(a) of the Securities Exchange Act of 1934 applicable to directors and officers were complied with except that director Harold L. Brake filed one late Form 4 report for one transaction and director James E. Byron failed to file two Form 4 reports for a total of two transactions.

ITEM 11.   EXECUTIVE COMPENSATION


                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the components of compensation for the years ended December 31, 1994, 1995 and 1996 for the five most highly compensated executive officers whose compensation exceeded $100,000.

                                                                                                LONG-TERM
                                                 ANNUAL COMPENSATION                           COMPENSATION
                                         -------------------------------------------------     ------------


                                                                            Other Annual                           All Other
   Name and Principal Position            Year     Salary (1)  Bonus (1)   Compensation (2)     Options (3)    Compensation (4) (5)
   ---------------------------            ----     ----------  ---------   ----------------     -----------    --------------------

Ray L. Wolfe                              1996       300,000     65,610         22,500             3,682                25,650
Chairman & CEO of the Corporation;        1995       250,000     41,695         22,500             3,793                18,150
Chairman of Financial Trust Company       1994       230,000     36,441         22,500             3,361                15,150

Peter C. Zimmerman                        1996       175,000     36,339         22,500             2,285                 5,490
President & COO of the Corporation;       1995       135,000     23,474         20,250             2,105                   773
President & CEO of  Chambersburg          1994       121,500     20,049         18,225             1,852                   675
Trust Company

William H. Kiick                          1996       145,000     25,483         21,750             2,026                 3,398
Senior Vice President of the              1995       122,692     17,462         18,404             1,884                 3,117
Corporation; President & CEO of           1994       110,000     16,504         16,500             1,828                 1,548
Financial Trust Company

Dennis C. Caverly                         1996       140,000     21,673         21,000             2,094                 3,257
Senior Vice President of the              1995       126,500     18,373         18,975             2,046                 2,864
Corporation; Chairman  & CEO of           1994       120,500     16,698         18,075             1,815                 1,728
First National Bank and Trust Co.;
President of Financial Trust
Services Company

M. L. Patterson, Jr. (6)                  1996       110,000     27,500          5,900                 0                 2,766
Senior Vice President of the              1995       100,000     12,000          5,625                 0                   580
Corporation; President, CEO and Vice      1994         -----      -----          -----             -----                 -----
Chairman of Washington County
National Bank

------------------
(1) Salary and Bonus are discussed in the Human Resources Committee's report which appears hereinafter.

(2) The Corporation has a Profit Sharing Plan which is described along with other employee benefit plans in the report of the Human Resources Committee. Amounts in this column represent the amounts accrued for each of the named officers under the Profit Sharing Plan in the years 1994, 1995 and 1996, except for Mr. Patterson's amounts which represent directors fees paid to him for attendance at Washington County National Bank Board of Directors meetings.

(3)  For 1996 stock option grant information, please see the following table.

(4) Amounts appearing in this column represent payment by the Corporation for term life insurance coverage, available under a group plan offered on the same terms to all employees of the Corporation. See (5) for additional amounts attributable to Mr. Wolfe and to Mr. Zimmerman.

(5) Effective January 1, 1994, Mr. Wolfe was a participant in the Supplemental Employee Retirement Plan, which is a non-qualified plan that provides certain officers defined pension benefits and non-contributory profit sharing benefits in excess of limits imposed by federal law. Mr. Wolfe's non-contributory profit sharing benefit for 1996 was $22,500, for 1995 was $15,000 and for 1994 was $12,000. Effective January 1, 1996, Mr. Zimmerman was a participant in the same Plan, and his non-contributory profit sharing benefit for 1996 was $3,750.

(6) Mr. Patterson was not employed by Financial Trust Corp in 1994; therefore, there are no amounts listed for that year. Mr. Patterson has an Employment Agreement with Financial Trust Corp guaranteeing him an annual base salary of $100,000 and the use of a vehicle through September 30, 1998. Amounts disclosed for 1995 represent total annual compensation, although Mr. Patterson became employed by the Corporation on September 30, 1995 upon the Corporation's acquisition of Washington County National Bank.

Stock Option Grants in 1996

The following table sets forth information concerning individual grants of options to purchase the Corporation's Common Stock made to the named officers during 1996.

                                Individual Grants
--------------------------------------------------------------------------------------------     Potential Realizable
                                           Percent of                                               Value At Assumed
                                             Total                                                Annual Rates Of Stock
                             Number of      Options                                               Price Appreciation For
                              Shares       Granted to                                                 Option Term (1)
                            Underlying        All       Exercise      Market                    ------------------------
                              Options      Employees      Price       Price       Expiration
    Name                     Granted (#)     in 1996      ($/Sh)      ($/Sh)         Date           5%          10%
    ----                     -----------     -------      ------      ------         ----           --          ---

Ray L. Wolfe                  3,682           18%          27.16       27.16       01/17/06        62,891      159,379
Peter C. Zimmerman            2,285           11%          27.16       27.16       01/17/06        39,030       98,909
William H. Kiick              2,026           10%          27.16       27.16       01/17/06        34,606       87,698
Dennis C. Caverly             2,094           10%          27.16       27.16       01/17/06        35,767       90,641
M.L. Patterson, Jr.               0            0%           N/A         N/A           N/A           N/A          N/A
All Others                   10,264           51%          27.16       27.16       01/17/06       175,317      444,288

Total Options Granted        20,351          100%          27.16       27.16       01/17/06       347,611      880,915
To Employees in 1996


(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed rates of stock price appreciation required by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Corporation's stock price. The actual value of the stock options will depend upon the future price of the stock. The appreciation shown is for the ten year option term.

Aggregated Option Exercises In 1996 And Option Values As Of December 31, 1996

The following table sets forth information concerning the value of the stock options of the named officers as of December 31, 1996. No options were exercised in 1996 by the named officers.



                          Shares                          Number of Shares
                        Acquired on        Value        Underlying Unexercised       Value of Unexercised in-the
Name                    Exercise (#)     Realized ($)   Options at 12/31/96 (#)    Money Options at 12/31/96 ($) (1)
----                    ------------     ------------   -----------------------    ---------------------------------

                                                       Exercisable  Unexercisable   Exercisable    Unexercisable
                                                       -----------  -------------   -----------    -------------
Ray L. Wolfe               0                0            13,966          0            191,908           0
Peter C. Zimmerman         0                0             7,866          0            107,281           0
William H. Kiick           0                0             7,232          0             98,274           0
Dennis C. Caverly          0                0             7,559          0            103,298           0
M.L. Patterson, Jr.        0                0                 0          0                  0           0

(1) Represents the difference between the aggregate market value at December 31, 1996 of the shares subject to the options and the aggregate option price of those shares.

                        HUMAN RESOURCES COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

General. The Corporation does not have a Compensation Committee; rather, the Human Resources Committee is charged with making decisions and recommendations to the Board of Directors with regard to compensation of all employees of the Corporation, and executive officers in particular.

     Actions of the Human Resources Committee with regard to executive compensation are designed to provide competitive levels of base salary, incentive bonus opportunity and equity ownership to the chief executive officer
(CEO) and the other four most highly compensated senior officers of the Corporation (the Senior Executives). They are also designed to relate the forms of compensation to the performance of the Corporation on the basis of earnings and growth; there is no relationship at present of executive compensation to the performance of the Corporation's common stock on the NASDAQ over the counter market, where its shares are traded. If the Corporation's price performance had been included in the compensation formula, the CEO and the Senior Executives would have received higher compensation during four of the last five years. A graph comparing the Corporation's stock performance to the domestic NASDAQ market and a peer group of Middle Atlantic banking companies appears following this report.

     Other executive officers and key employees are eligible to participate in the Executive Incentive Plan and the Stock Option Plan of 1992. Determination of awards under the programs differ between participants depending on the relevant level of responsibility exercised by the participant, but all formulae used are similar to that of the chief executive officer.

     Compensation paid to the Corporation's executive officers in 1996, as reflected in the foregoing table as to the Senior Executives, consisted of base salary, incentive bonus, profit sharing, Supplemental Employee Retirement Plan benefits, the value of payments for term life insurance coverage and directors fees paid to Mr. Patterson for attendance at Washington County National Bank Board of Directors meetings.

     Executive officers and other key employees may participate in the Deferred Compensation Plan of Financial Trust Corp which allows participants to defer a portion of their compensation. Interest is paid on the deferrals at a rate tied to the six month United States Treasury Bill.

     Mr. Patterson, a Senior Executive, is an employee of Washington County National Bank and therefore was eligible to participate only in the Executive Incentive Plan in 1996.

Compensation of the Chief Executive Officer. Regulations of the Securities and Exchange Commission require disclosure of the bases for compensation reported for the CEO, Ray L. Wolfe, and the relationship between the Corporation's performance during fiscal year 1996 and Mr. Wolfe's compensation.

     Mr. Wolfe's base salary during 1996 was set in 1995, and was considered to reward him for his and the Corporation's performance during 1995 and to be competitive with base salaries paid CEO's of other banking companies of similar size and scope of operations. In late 1996, the Human Resources Committee approved an 8.33% increase in Mr. Wolfe's base salary, effective January 1, 1997, an action which was ratified by the Board of Directors.

     Mr. Wolfe is eligible to participate in the same incentive compensation plans available to the other Senior Executives. The Human Resources Committee relies on both performance related criteria and subjective factors in arriving at awards under both the Executive Incentive Plan and the Stock Option Plan of 1992. This provides the CEO with incentive to be goal-directed, while providing stability regarding the relative level of his compensation through the use of non-performance factors.

     Mr. Wolfe's 1996 award under the Executive Incentive Plan ("Bonus" in the table) was based 59% on objective performance criteria and 41% on subjective criteria. Objective performance criteria included earnings and funds growth for the Corporation. As indicated in the Table, Mr. Wolfe is Chairman of the Board of Financial Trust Company and Chairman and CEO of the Corporation. Funds growth is defined as the percentage of growth of average deposits and repurchase agreements.

     The other Senior Executives' awards under the Executive Incentive Plan were determined using similar formulae, although the weighting of the objective performance portion for these individuals was 75% based upon earnings and funds growth for the banking subsidiary where each performed his principal duties, and 25% upon the earnings and funds growth of the Corporation, except for Mr. Patterson, whose award was 100% based upon subjective criteria, and for Mr. Zimmerman, whose objective portion was 65% based upon earnings and funds growth for Chambersburg Trust Company and 35% upon the earnings and funds growth of the Corporation.

The Employee Retirement Plan. The Employee Retirement Plan is a defined benefit plan under the Employee Retirement Income Security Act of 1974. Each full-time employee of the Corporation or its subsidiaries becomes an eligible participant after completing one year of service and attaining the age of 21. The Plan generally provides for a prospective pension benefit at age 65 calculated as follows: 1.15% of average monthly compensation multiplied by the number of years of service, plus 0.65% of average monthly compensation which is in excess of the Social Security Integration Level multiplied by the number of years of service to a maximum of 35 years. The average monthly compensation is based on the highest five consecutive years out of the final ten years prior to the earlier of the date of termination or normal retirement.

     Amounts are set aside each year in trust on the basis of actuarial calculations. Such amounts cannot be readily determined with respect to any specified person. The normal cost to the Plan in 1995 and 1996 was equal to 4.7% and 3.4% respectively of the total salaries of Plan participants at the beginning of the year. Remuneration covered by the Plan is equal to total W-2 pay excluding bonuses and commissions. Retirement benefits are not subject to any deduction for Social Security benefits or other offset amounts.

     The following is a table which shows the estimated annual benefits payable upon retirement to persons in the identified years of service and salary categories, assuming retirement at age 65 and retirement during 1996. The Social Security Integration Level in effect during 1996 was $27,576.



     Final Average         Annual Retirement Benefits for Years of
     Compensation                      Service Indicated
                      10 Years       20 Years       30 Years      40 Years
     ---------------------------------------------------------------------
          $25,000      $2,875         $5,750         $8,625       $11,500
          $50,000       7,208         14,415         21,623        28,101
          $75,000      11,708         23,415         35,123        45,289
         $100,000      16,208         32,415         48,623        62,476
         $125,000      20,708         41,415         62,123        79,664
         $150,000      25,208         50,415         75,623        96,851
         $200,000      25,208         50,415         75,623        96,851

     Mr. Wolfe has 41 years of credited service under the Plan and $150,000 of the amount reported for him in the compensation table would be included in the calculation of final average compensation. Similarly, Mr. Caverly has 34 years, Mr. Zimmerman 22 years, Mr. Kiick 5 years and Mr. Patterson no years of credited service under the Plan; $140,000, $150,000, $145,000, and $0 of the amounts reported for them respectively in the compensation table would be included in the calculation of final average compensation. Under the Supplemental Employee Retirement Plan, the Corporation incurred a defined benefit pension expense for Mr. Wolfe in 1996 of $101,214 and in 1995 of $75,257 and for Mr. Zimmerman in 1996 of $7,798.

The Profit Sharing Plan. The Corporation has a Profit Sharing Plan under which all persons who have been full-time employees of the Corporation or its subsidiaries for at least one year become members of the Plan. Under the Plan, the banking subsidiaries contribute from net earnings or accumulated surplus an amount recommended by the Human Resources Committee and approved by the Board of Directors. The contributions are limited by the maximum income tax deduction allowed. Effective for plan years beginning on or after January 1, 1996, the Plan is amended to permit the plan administrator and trustee to operate the Plan in compliance with the requirements for transaction-based fiduciary relief available under ERISA section 404(c) and the regulations thereunder.

     The allocation of the contributions under the Profit Sharing Plan is determined as that portion which the compensation of each member bears to the aggregate compensation of all members. A member, on or before November 15 of each year, may elect in writing to receive none, 25% or 50% of his amount in cash, and the balance is deferred.

     Members' requisitely deferred shares vest at the rate of 10% the first full year in the Plan, 20% the second, 40% the third, 60% the fourth, 80% the fifth and 100% the sixth. Members' voluntarily deferred shares vest at the rate of 100% the first full year in the Plan. A member who separates from service for any reason other than death, disability or retirement at age 65 is entitled to receive his or her vested interest. A member who retires at age 65 or becomes disabled is entitled to all amounts credited to him or her. The beneficiary of a member or former member who dies is entitled to all amounts credited to that member.

     From January 1, 1994 to December 31, 1996, the amounts accrued pursuant to the Profit Sharing Plan for the accounts of Messrs. Wolfe, Zimmerman, Kiick, Caverly and Patterson are disclosed in the Executive Compensation Table under "Other Annual Compensation." The amount accrued for all employees as a group was $3,698,470.24.

The Supplemental Employee Retirement Plan. The Corporation sponsors an unfunded supplemental employee retirement plan, which is a nonqualified plan that provides certain officers defined pension benefits and non-contributory profit sharing benefits in excess of limits imposed by federal law. At December 31, 1996, the projected benefit obligation for the plan totaled $745,000, of which $505,000 (comprised of unrecognized net loss of $287,000 and unrecognized prior service cost of $218,000) is subject to later amortization. The remaining $240,000 is included in other liabilities in Financial Trust Corp's consolidated balance sheet.

The Employee Stock Purchase Plan. The five year Employee Stock Purchase
Plan of 1992 was approved by the shareholders at the 1992 Annual Meeting. This Plan was the successor of several similar employee stock purchase plans which were in effect successively from 1966 through 1991.

     A total of 121,000 shares of the Corporation's common stock was authorized for use in the Plan. Of the total number of shares available under the Plan, 24,200 shares were available for purchase in each calendar year 1992 through and including 1996; provided that in the event options were granted for less than 24,200 shares in a particular year or that any options granted were not exercised, the unused share balances were carried over and available for use under the Plan in any subsequent year or years.

     Each person who was a full-time employee of the Corporation or its subsidiaries for at least one year was entitled to participate. Each December 31 an eligible employee could have purchased shares in an amount equivalent to 10% of his or her annual compensation, subject to certain limitations defined in the Plan, at a purchase price equal to 85% of market value on December 1.

     On December 31, 1996, Messrs. Wolfe, Zimmerman, Kiick, Caverly and Patterson purchased 1,200, 700, 580, 560 and 0 shares respectively. Of a total of 376 employees eligible to participate in 1996, 319 purchased 24,199 shares on December 31, all at an exercise price of $25.00 per share.

The Stock Option Plan. The Stock Option Plan of 1992 was approved by the shareholders at the 1992 Annual Meeting. A total of 121,000 shares of the Corporation's Common Stock have been authorized for use in the Plan over a seven year period. Shares subject to options which are unexercised upon termination of such options are available for future options granted under the Plan.

     All officers and key employees of the Corporation and of any present or future subsidiary of the Corporation who are employed on a full time basis are eligible to receive an option or options under the Plan. Recommendations for the grant of options are to be made by the members of the Human Resources Committee to the disinterested members of the Board of Directors, sitting as a Stock Option Committee, who must approve such grants.

     The purchase price of shares acquired pursuant to an option is 100% of the fair market value of the shares as of the date of the grant of the option, defined as the mean of the highest and lowest quoted selling prices published in the Wall Street Journal NASDAQ listings for the date of the grant, if shares are traded on that date, or for the first date prior to the date of the grant on which shares are traded.

The Non-Employee Director Stock Option Plan. Under the Non-Employee Director Stock Option Plan of 1994, 146,666 shares of Common Stock have been reserved for the granting of options to all non-employee directors of the Corporation over a ten year period. The Plan provides for the automatic grant as of the date of the Corporation's annual meeting to each director of an option to purchase 733 shares of the Corporation's Common Stock. The purchase price of shares acquired pursuant to an option is based upon the fair market value as of the date of the annual meeting. Options on 10,262 shares at $27.62 per share were granted on April 24, 1996.

Washington County National Bank. Washington County National Bank was acquired through merger by Financial Trust Corp on September 30, 1995. Washington County National Bank employees were not eligible to participate in the aforementioned Plans in 1996. They became participants in the aforementioned Plans on January 1, 1997.

Insider Compensation Committee Membership. Only disinterested directors are members of the Human Resources Committee. Compensation recommendations for subsidiary bank employees were presented to the Committee by Messrs. Caverly, Zimmerman, Kiick, Patterson and Baker, and compensation recommendations for these five executives were made by Mr. Wolfe to this committee. Mr. Wolfe's compensation was determined by the members of the Committee.


                                       HUMAN RESOURCES
                                       COMMITTEE
                                       Richard G. King, Chairman
                                       Thomas E. Beck, Harold L. Brake,
                                       Thomas G. Burkey, Thomas H. Shank,
                                       Jack K. Sunday and Mary Ann Warrell,
                                       Members

                          STOCK PRICE PERFORMANCE GRAPH

The following line graph presentation compares Financial Trust Corp's five year cumulative shareholder return with the NASDAQ Market Index (U.S. Companies) and a Peer Group Index comprised of 141 Middle Atlantic banking companies.


                  COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG
          FINANCIAL TRUST CORP, NASDAQ MARKET INDEX AND MG GROUP INDEX
                             (MIDDLE ATLANTIC BANKS)

                                Graph Plot Points


COMPANY                    1991      1992     1993      1994     1995      1996
-------                    ----      ----     ----      ----     ----      ----

Financial Trust Corp       100      150.89   217.54    198.22   215.44    323.52

Industry Index
(Middle Atlantic Bank      100      125.23   155.57    147.70   224.28    317.65
Index)

Broad Market
(Nasdaq Market Index)      100      100.98   121.13    127.17   164.96    204.98


                      Assumes $100 invested on Jan. 1, 1992
                           Assumes Dividend Reinvested
                      Fiscal Year Ending December 31, 1996



                                              -Source
                                              Media General Financial Services
                                              Richmond, VA

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     During 1996, four special and four regular meetings of the Board of Directors were held. All incumbent directors attended at least 75% of the total meetings of the Board and the committees on which they served, excepting Mrs. Warrell, who attended 60% of Human Resources Committee meetings and 63% of Board meetings.

     Directors of the Corporation who are not officers are paid $450 for attendance at each meeting of the Board, $100 for attendance at each committee meeting which is preceding, following or coincident with a full Board meeting, and $200 for attendance at each committee meeting which is not preceding, following or coincident with a full Board meeting. Directors who are not employees may elect to defer these fees for periods of not less than three years and no longer than a period ending with the year in which the director attains age 70. Interest is paid on the deferrals at a rate tied to the six month United States Treasury Bill.

     Non-employee directors are also eligible to receive stock options at the time of each annual meeting. The Non-Employee Director Stock Option Plan is described in the Human Resources Committee Report on Executive Compensation.

     Members of the directors' Audit Committee are Paul L. Strickler, Chairman, Robert W. Brown, Thomas G. Burkey, James E. Byron, Webb S. Hersperger, M.D., Wayne D. Hill, Allan W. Holman, Jr., Esq., Warren A. Resley and Charles E. West. The Committee, which met five times during 1996, reviews the reports of the Audit Department and relates significant findings and recommendations to the Board of Directors. The Committee meets annually with representatives of the Corporation's independent auditors to review their audit reports and management letter, which details any observed internal control weaknesses and recommendations for improvement.

     Members of the directors' Executive Committee are Paul L. Strickler, Chairman, Harold L. Brake, Robert W. Brown, William H. Kiick, Richard G. King, M.L. Patterson, Jr., Thomas H. Shank, Ray L. Wolfe and Peter C. Zimmerman. Dennis C. Caverly served on the Committee during 1996 until his retirement on December 31, 1996. The Committee, which met twice during 1996, exercises the powers of the Board of Directors between Board meetings, and makes recommendations to the Board on various matters.

     Members of the directors' Human Resources Committee are Richard G. King, Chairman, Thomas E. Beck, Harold L. Brake, Thomas G. Burkey , Thomas H. Shank, Jack K. Sunday and Mary Ann Warrell. George P. Buckey served on the Committee during 1996 and until his retirement on January 31, 1997. The Committee, which met five times during 1996, reviews the Corporation's compensation administration and employee benefit programs and makes recommendations to the Board of Directors concerning these matters (see the Committee's Report following the table on Executive Compensation).

     Members of the directors' Planning Committee are Paul L. Strickler, Chairman, Harold L. Brake, Robert W. Brown, Richard G. King, Thomas H. Shank and Ray L. Wolfe. The Committee, which met four times during 1996, evaluates earnings, dividend policy and possible stock repurchase plans. The Committee also explores acquisitions and mergers, and makes recommendations to the Board of Directors concerning these matters.

     The Board of Directors does not have a standing Nominating Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


As of February 21, 1997, Financial Trust Corp (the "Corporation") had outstanding 8,532,131 shares of common stock. As of February 21, 1997, Financial Trust Services Company ("FTSC"), which is a trust subsidiary of the Corporation organized in 1995, the total outstanding shares of which are beneficially owned by the Corporation, held either directly or by way of its nominees, an aggregate of 667,832 shares, or approximately 7.83% of the outstanding Common Stock of the Corporation as fiduciary for certain trusts, estates and agency accounts which beneficially own such shares. Of these shares, FTSC had sole voting power with respect to 526,988 shares and shared voting power with respect to 121,747 shares. FTSC, as fiduciary, has the right and power, exercisable either alone or in conjunction with a co-fiduciary, to vote such shares in the best interest of any such trust, estate or agency account and the beneficiaries or principals thereof.

To the best of the Corporation's information and belief, no other person or group holds beneficially or of record, directly or indirectly, 5% or more of the outstanding shares of the Corporation's Common Stock.

On December 19, 1996, the Board of Directors of the Corporation approved an Agreement and Plan of Reorganization between this Corporation and Keystone Financial, Inc. which, assuming the necessary shareholder and regulatory approvals are obtained, would result in the merger of this Corporation into Keystone Financial, Inc. and issuance of shares of Keystone Common Stock in exchange for all outstanding shares of Financial Trust Corp Common Stock.

                                                                        Shares of Common Stock
                                                                     Beneficially Owned, Directly or          Percent of
  Name                                   Address                Indirectly, as of February 21, 1997 (1) (2)    Class (3)
  ----                                   -------                -------------------------------------------    ---------

                      DIRECTORS WHOSE TERMS EXPIRE IN 1997

Thomas E. Beck                       1001 East Main Street                     12,116                            - - -
                                     Waynesboro, PA  17268
James E. Byron                       P.O. Box 1626                             25,240                            - - -
                                     Shepardstown, WV  25443
Webb S. Hersperger, MD               1012 Drayer Court                         17,148                            - - -
                                     Carlisle, PA  17013
Allan W. Holman,Jr., Esq.            14 East Main Street                        4,940                            - - -
                                     New Bloomfield, Pa  17068
Thomas H. Shank                      1909 Applewood Drive                      78,787                            - - -
                                     Hagerstown, MD  21740
Peter C. Zimmerman                   3256 Muirfield Road                        8,840                            - - -
                                     Chambersburg, PA  17201

                      DIRECTORS WHOSE TERMS EXPIRE IN 1998

Robert W. Brown                      77 Wynnecrest Drive                       18,654                            - - -
                                     Waynesboro, PA  17268
Thomas G. Burkey                     12 Kenwood Drive                          58,378                            - - -
                                     Chambersburg, PA  17201
William H. Kiick                     77 Oak Hills Drive                         3,417                            - - -
                                     Hanover, PA  17331






M. L. Patterson, Jr.                 10627 Applewood Drive                      3,642                            - - -
                                     Williamsport, MD  21795
Jack K. Sunday                       40 S. Middlesex Road                      32,999                            - - -
                                     Carlisle, PA  17013
Ray L. Wolfe                         41 Ladnor Lane                            33,063                            - - -
                                     Carlisle, PA  17013

                      DIRECTORS WHOSE TERMS EXPIRE IN 1999

Lynn S. Baker                        627 Belvedere Street                       3,869                            - - -
                                     Carlisle, PA  17013
Harold L. Brake                      224 Rhondel Drive                        110,094                            1.29%
                                     St. Thomas, PA  17252
Richard G. King                      2596 Hanover Pike                          4,394                            - - -
                                     Hanover, PA  17331
William F. Shull                     11465 Pine Hill Drive                     11,188                            - - -
                                     Waynesboro, PA  17268
Paul L. Strickler                    127 Strayer Drive                         17,307                            - - -
                                     Carlisle, PA  17013
Mary Ann Warrell                     789 West South Street                      5,373                            - - -
                                     Carlisle, PA  17013

                    EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Bradley S. Everly                    1277 Fourth Avenue                         2,935                            - - -
                                     Chambersburg, PA  17201
Robert E. Rahal                      11153 Weatherstone Drive                   7,053                            - - -
                                     Waynesboro, PA  17268


All directors and                                                             459,437                            5.38%
executive officers as a group (20)

(1) Each nominee or his or her family members have sole voting and/or investment power with respect to the shares included in the table, except that a) the following included shares are held in trustee, custodian or similar fiduciary capacities: Mr. Beck, 3,083; Mr. Brake, 7,046; Mr. Brown, 13,000; Mr. Strickler, 15,542; Mr. Kiick, 460, b) Mr. Burkey's reported shares include 10,119 shares owned by the Cedar Grove Cemetery Association, of which Mr. Burkey is an officer and part owner, c) Mr. Shank's reported shares include 12,008 shares owned by a partnership in which Mr. Shank is a one-third partner.

(2) The shares in this column do not include shares that could be acquired pursuant to options exercisable within 60 days, which would be 17,453 shares for Mr. Wolfe, 10,151 shares for Mr Zimmerman, 9,258 shares for Mr. Kiick, 7,966 shares for Mr. Baker, 7,084 shares for Mr. Everly and 2,498 shares for Mr. Rahal; and which would be 876 shares for all non-employee directors except for Mrs. Warrell, 730 shares; Mr. Shank, 146 shares; and Mr. Byron, 146 shares

(3)  Less than 1% unless otherwise indicated.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Chambersburg Trust Company, Financial Trust Company, First National Bank and Trust Co., Washington County National Bank and Financial Trust Services Company have had in the past, and expect to have in the future, transactions in the ordinary course of their business with directors and officers of the Banks and the Corporation and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with other persons, which do not involve more than the normal risk of collectability or present other unfavorable features.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)Documents filed as part of this report:

                 1  Financial Statements

                    None - The audited consolidated financial statements for the years ended December 31, 1996, 1995 and 1994, together with independent auditors reports thereon are included as Part II, Item 8 of this report. Selected financial data is included as Part II, Item 6 of this report.

                 2  Financial Statement Schedules

                    None - All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto and therefore have been omitted.

                 3  Exhibits:

                    1-2      None

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

                    4-21     None

                 22 Subsidiaries of the registrant:

                                                State of           Percent
                           Name               Incorporation         Owned
                           ----               -------------         -----

                     Chambersburg Trust       Pennsylvania           100%
                     Company

                     Financial Trust          Pennsylvania           100%
                     Company

                     First National Bank      Pennsylvania           100%
                     and Trust Co.

                     Washington County        Maryland               100%
                     National Bank

                     Financial Trust Life     Arizona                100%
                     Insurance Company

                     Financial Trust          Pennsylvania            100%
                     Services Company

                  23 None

                24a. Consent of Independent Auditors, Beard & Company, Inc. --
                     Attached

                24b. Consent of Independent Auditors, Ernst & Young LLP --
                     Attached

                24c. Consent of Independent Auditors, Smith Elliott Kearns & Co.
                     -- Attached

               25-27 None

                28a. Additional exhibits -- Auditors' Report, Ernst & Young LLP
                     -- Attached

                28b. Additional exhibit -- Auditors' Report, Smith Elliott
                     Kearns & Co. -- Attached.

(d)    Reports on Form 8-K:

          On January 25, 1996 a Report was filed on Form 8-K disclosing Financial Trust Corp's 1995 earnings and the fact that financial results were pooled and restated to include the acquisition of Washington County National Bank which was completed on September 30, 1995. This was previously reported as part of a Form 10-Q Quarterly Report filing.

          On April 30, 1996 a Report was Filed on Form 8-K disclosing a change in independent accountants for 1996 as more fully disclosed in Part II, Item 9. This was previously reported as part of a Form 10-Q Quarterly Report filing.

          On August 28, 1996 a Report was filed on Form 8-K announcing plans to repurchase up to 250,000 shares of the 8.54 million shares of outstanding common stock. This was previously reported as part of a Form 10-Q Quarterly Report filing.

          On December 30, 1996 a Report was filed on Form 8-K announcing that Keystone Financial, Inc. had signed a definitive agreement to acquire Financial Trust Corp. Under the terms of the agreement, each share of Financial Trust Corp will be converted into 1.65 shares of Keystone, pursuant to a fixed exchange ratio.

          All Forms 8-K filed during 1996 are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FINANCIAL TRUST CORP


                                            By /s/ Bradley S. Everly
                                               --------------------------------
                                               Bradley S. Everly
                                               Senior Vice President and Chief
                                               Financial Officer

March 4, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    NAME                            TITLE                          DATE
    ----                            -----                          ----

 /s/ Ray L. Wolfe              Chairman, Chief Executive
 --------------------          Officer and Director (Principal
 Ray L. Wolfe                  Executive Officer)               March 5, 1997



/s/ Lynn S. Baker              Director                         March 4, 1997
--------------------
Lynn S. Baker

/s/ Thomas E. Beck             Director                         March 6, 1997
--------------------
Thomas E. Beck

                               Director
--------------------                                            --------------
Harold L. Brake

                               Director
--------------------                                            --------------
Robert W. Brown

/s/ Thomas G. Burkey           Director                         March 5, 1997
--------------------
Thomas G. Burkey

/s/ James E. Byron             Director                         March 4, 1997
--------------------
James E. Byron

/s/ Webb S. Hersperger, M.D.   Director                         March 4, 1997
--------------------                                            --------------
Webb S. Hersperger, M.D.

    NAME                            TITLE                          DATE
    ----                            -----                          ----

/s/ Allan W. Holman, Jr., Esq. Director                         March 4, 1997
--------------------
Allan W. Holman, Jr., Esq.

/s/ William H. Kiick           Director                         March 4, 1997
--------------------
William H. Kiick

                               Director
--------------------                                            -------------
Richard G. King

/s/ M.L. Patterson, Jr.        Director                         March 5, 1997
--------------------
M.L. Patterson, Jr.

                               Director
--------------------                                            --------------
Thomas H. Shank

                               Director
--------------------                                            --------------
William F. Shull

                               Director
--------------------                                            --------------
Paul L. Strickler

/s/ Jack K. Sunday             Director                         March 4, 1997
--------------------
Jack K. Sunday

                               Director
--------------------                                            --------------
Mary Ann Warrell

/s/ Peter C. Zimmerman         President, Chief Operations      March 4, 1997
--------------------           Officer and Director
Peter C. Zimmerman

/s/ Bradley S. Everly          Senior Vice President and Chief  March 4, 1997
--------------------           Financial Officer (Principal
Bradley S. Everly              Financial and Accounting
                               Officer
                                      -71-