Form 10-Q
period 1997-03-31
FINANCIAL TRUST CORP
filed 1997-05-15
CIK 702508

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

                         Commission File Number 0-10756



                              FINANCIAL TRUST CORP
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                  Pennsylvania                               23-2229155
        ------------------------------                 ---------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


1415 Ritner Highway, Carlisle, Pennsylvania             17013
-------------------------------------------             -----
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (717) 243-8003
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__   No ____

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 8, 1997.

                Common Stock, $5.00 Par Value - 8,588,680 Shares

                                      INDEX
                     FINANCIAL TRUST CORP AND SUBSIDIARIES


PART I.  FINANCIAL  INFORMATION                              Page

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets -
          March 31, 1997 and December 31, 1996                 3

        Consolidated statements of income -
          Three months ended March 31, 1997 and 1996           4

        Consolidated statements of cash flows -
          Three months ended March 31, 1997 and 1996           5

        Notes to consolidated financial statements -
          March 31, 1997                                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    9



PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                     13

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                    13

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


               FINANCIAL TRUST CORP AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)                                            March 31         December 31
                                                                    1997              1996
                                                                    ----              ----
ASSETS
 Cash and due from banks                                         $    40,862      $    39,569
 Federal funds sold                                                    6,350            2,700
 Interest bearing balances with banks                                    596              359
 Investment securities available-for-sale (amortized
   cost basis of $329,735 and $345,586 respectively)                 335,009          353,714

 Loans                                                               789,629          782,808
 Less:  Allowance for loan losses                                     11,262           11,240
                                                                 -----------      -----------
      Net Loans                                                      778,367          771,568

 Premises and equipment                                               23,211           23,525
 Accrued interest receivable                                           8,488            9,245
 Intangible assets                                                     7,724            7,909
 Other assets                                                         11,827           10,722
                                                                 -----------      -----------
      TOTAL ASSETS                                               $ 1,212,434      $ 1,219,311
                                                                 ===========      ===========

LIABILITIES
 Deposits:
   Non-interest bearing demand deposits                          $   113,707      $   113,605
   Savings and NOW deposits                                          419,325          421,952
   Time deposits                                                     429,667          427,053
                                                                 -----------      -----------
      Total Deposits                                                 962,699          962,610

 Federal funds purchased and security repurchase agreements           67,109           68,991
 Other short-term borrowings                                           4,175            2,903
                                                                 -----------      -----------
      Total Short-term Borrowings                                     71,284           71,894

 FHLB borrowings                                                      10,919           18,274
 Long-term debt                                                          401              419
 Accrued interest payable                                              2,329            2,286
 Other liabilities                                                    10,158           10,729
                                                                 -----------      -----------
      TOTAL LIABILITIES                                            1,057,790        1,066,212

SHAREHOLDERS' EQUITY (NOTE G)
 Common Stock, par value $5 per share-
      16,000,000 shares authorized; 8,540,595 shares issued;
      and 8,529,261 shares outstanding at March 31,1997,
      and 8,532,131 shares outstanding at December 31, 1996           42,703           42,703
 Treasury Stock- at cost; 11,334 shares at March 31, 1997
      and 8,464 shares at December 31, 1996                             (353)            (226)
 Surplus                                                              51,493           51,493
 Net unrealized holding gain from securities
      available-for-sale, net of taxes                                 3,446            5,283
 Retained earnings                                                    57,355           53,846
                                                                 -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY                                     154,644          153,099
                                                                 -----------      -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 1,212,434      $ 1,219,311
                                                                 ===========      ===========

                See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


(Dollars in thousands, except per share data)
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       1997           1996
                                                       ----           ----
Interest Income:
   Loans, including fees                             $17,189         $16,780
   Investment securities:
      Taxable                                          4,144           3,238
      Tax-exempt                                       1,232           1,314
   Other, primarily federal funds sold                    34             105
                                                     -------         -------
TOTAL INTEREST INCOME                                 22,599          21,437

Interest Expense:
   Deposits                                            8,012           8,226
   Short-term borrowings                                 955             635
   FHLB borrowings                                       249              44
   Long-term debt                                          6               8
                                                     -------         -------
TOTAL INTEREST EXPENSE                                 9,222           8,913


NET INTEREST INCOME                                   13,377          12,524
Provision for possible loan losses                       120             146
                                                     -------         -------
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES                           13,257          12,378

Other Operating Income:
   Fiduciary income                                      708             630
   Service charges on deposit accounts                   639             593
   Fee income                                            435             385
   Secondary market activity                               0             (17)
   Reinsurance income                                    136              94
   Other income                                          161             141
   Net gains (losses) - equity securities                120              52
   Net gains (losses) - debt securities                   10              26
                                                     -------         -------
TOTAL OTHER OPERATING INCOME                           2,209           1,904

Other Operating Expense:
   Salaries                                            3,194           3,006
   Employee benefits                                     494           1,140
   Occupancy expense, net                                623             679
   Furniture and equipment expense                       521             501
   Deposit insurance premiums                             39              73
   Other expense                                       2,771           2,508
                                                     -------         -------
TOTAL OTHER OPERATING EXPENSES                         7,642           7,907

INCOME BEFORE INCOME TAXES                             7,824           6,375
Applicable income taxes                                2,182           1,571
                                                     -------         -------
NET INCOME                                            $5,642          $4,804
                                                     =======         =======


PER SHARE DATA
        Net income                                     $0.66           $0.56
        Dividends                                      $0.25           $0.23
   Weighted average number of
      shares outstanding                           8,531,876       8,539,811

                See notes to consolidated financial statements.

                      FINANCIAL TRUST CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


(Dollars in thousands)                                        Three Months ended March 31
                                                              ---------------------------
                                                                  1997            1996
                                                                  ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income                                                    $5,642          $4,804
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Depreciation                                                  480             470
     Amortization of  intangible assets                            185             185
     Provision for loan losses                                     120             146
     Net amortization of investment security premiums               69             191
     Deferred income tax expense (benefit)                          (4)            (10)
     Decrease (increase) in interest receivable                    757            (201)
     Increase in interest payable                                   43           1,561
     Increase (decrease) in other liabilities                      450           1,136
                                                               -------         -------
CASH PROVIDED BY OPERATING ACTIVITIES                            7,742           8,282
                                                               -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
   (Increase) decrease in interest bearing bank balances          (237)             61
   Available-for-sale securities:
        Sales                                                   11,057           5,038
        Maturities                                              13,276          20,788
        Purchases                                               (8,551)        (52,816)
   Increase in loans                                            (6,919)         (7,868)
   Purchase of premises and equipment                             (166)           (425)
   Increase in other assets                                     (1,105)         (4,193)
                                                               -------         -------
CASH USED IN INVESTING ACTIVITIES                                7,355         (39,415)
                                                               -------         -------
CASH FLOW FROM FINANCING ACTIVITIES
   Net increase (decrease) in non-interest bearing deposits        102          (4,271)
   Net decrease in savings and NOW deposits                     (2,627)         (1,871)
   Net increase in time deposits                                 2,614          19,014
   Net increase (decrease) in short-term borrowings               (610)          5,824
   Proceeds from FHLB borrowings                                 5,000           4,700
   Payments on FHLB borrowings                                 (12,355)             (2)
   Payments on long-term debt                                      (18)            (16)
   Cash dividends                                               (2,133)         (1,939)
   Acquisition of treasury stock                                  (127)              0
                                                               -------         -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (10,154)         21,439
                                                               -------         -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              4,943          (9,694)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          42,269          49,939
                                                               -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $47,212         $40,245
                                                               =======         =======


See notes to consolidated financial statements.

                     FINANCIAL TRUST CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.



NOTE B - INCOME TAXES

         Income tax expense is less than the amount calculated using the statutory tax rate primarily as a result of tax exempt income earned from state and political subdivision obligations.



NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the company makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. There were firm commitments to extend credit in the amount of $122,338,000 at March 31, 1997. Commitments under outstanding standby letters of credit amounted to $10,243,000 at March 31, 1997. Management does not anticipate any losses as a result of these customary banking transactions.

NOTE D - INVESTMENT SECURITIES

    The amortized cost and fair values of investment securities were as follows at the dates indicated:


    (Dollars in thousands)                               March 31, 1997
                                                Amortized Cost      Fair Value
                                                --------------      ----------
    U.S. Treasury Securities and obligations
       of other U.S. government agencies          $211,801          $210,595

    Obligations of States and political
       subdivisions                                 97,892            98,815

    Corporate and mortgage backed securities        11,148            11,081
                                                  --------          --------
    Total Debt Securities                          320,841           320,491

    Equity securities including FHLB stock           8,894            14,518
                                                  --------          --------
    Total Available-for-Sale Securities           $329,735          $335,009
                                                  ========          ========


    (Dollars in thousands)                            December 31, 1996
                                                 Amortized Cost    Fair Value
                                                 --------------    ----------
    U.S. Treasury Securities and obligations
       of other U.S. government agencies          $224,006          $225,142

    Obligations of States and political
       subdivisions                                101,992           103,520

    Corporate and mortgage backed securities        11,149            11,188
                                                  --------          --------
    Total Debt Securities                          337,147           339,850


    Equity securities including FHLB stock           8,439            13,864
                                                  --------          --------
    Total Available-for-Sale Securities           $345,586          $353,714
                                                  ========          ========

NOTE E - LOANS

    Loans consisted of the following at the dates indicated:

    (Dollars in thousands)                      March 31,          December 31,
                                                  1997                 1996
                                                  ----                 ----

    Commercial, financial and agricultural         $87,713            $89,026
    Real estate - construction                      21,645             19,672
    Real estate - residential                      433,437            431,524
    Real estate - other                            168,231            164,523
    Consumer                                        78,621             78,082
                                                  --------           --------
                                                   789,647            782,827
    Less:  unearned income                              18                 19
                                                  --------           --------
       Total Loans                                $789,629           $782,808
                                                  ========           ========



NOTE F - DEPOSITS

    Deposit composition was as follows, at the dates indicated:

    (Dollars in thousands)                      March 31,          December 31,
                                                  1997                 1996
                                                  ----                 ----

       Non-interest bearing demand deposits       $113,707           $113,605

       Interest bearing demand deposits            238,691            243,192

       Passbook/statement savings                  180,634            178,760

       Time deposits less than $100,000            385,535            385,080
       Time deposits of $100,000 and over           44,132             41,973
                                                  --------           --------
                                                  $962,699           $962,610
                                                  ========           ========



NOTE G - SHAREHOLDERS' EQUITY

    On April 24, 1996, the Board of Directors of Financial Trust Corp declared a 10% stock dividend, payable on June 17, 1996 to shareholders of record on June 3, 1996. Earnings per share, dividends per share and weighted average shares outstanding references have been restated to reflect this 10% stock dividend. On December 20, 1996, Financial Trust Corp announced that it had signed a definitive agreement to be acquired by Keystone Financial, Inc. of Harrisburg, PA. (KSTN- Nasdaq National Market). Under the terms of the agreement, each share of Financial Trust Corp common stock will be converted to 1.65 shares of Keystone Common stock. Financial Trust Corp shareholders approved the transaction on May 7, 1997 and Keystone shareholders approved the transaction on May 8, 1997. The merger is expected to be consummated by the end of May 1997.

PART I.  FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL TRUST CORP

RESULTS OF OPERATIONS

Summary

Financial Trust Corp recorded net income of $5,642,000 for the first quarter of 1997, a 17.4% increase over the $4,804,000 earned during the first quarter of 1996. On a per share basis, first quarter 1997 net income was $.66 compared to $.56 for the first quarter of 1996 and $.58 for the fourth quarter of 1996.

The following statistics compare 1997's year to date performance to that of 1996:

                                             1st Quarter    1st Quarter
                                                 1997          1996
                                                 ----          ----
         Return on average assets                1.87%         1.68%
         Return on average equity               14.72%        13.63%
         Average equity/Average assets          12.70%        12.33%

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

Net interest income for the first quarter of 1997 increased $853,000, or 6.8%, over the first quarter of 1996. Net interest income increased $836,000, or 6.2% on a full tax equivalent basis. The full tax equivalent increases were smaller because tax exempt income decreased slightly in 1997 compared to 1996 levels.

Increases in net interest income were generated by volume increases. Net interest margin increased by 2 basis points on a taxable equivalent basis despite a 4 basis point decline in spread. Volume increases were highlighted by an $18 million increase in free funds. Equity increases accounted for approximately two thirds of this free funds increment with noninterest bearing deposit increases and an increase in the earning asset position from 93.3% to 94.1% accounting for the remainder.

The table that follows states rates on a fully taxable equivalent basis, net of disallowed interest expense deductions, and demonstrates the aforementioned effects:

                                       1st Quarter, 1997          1st Quarter, 1996
                                     Avg. Balances    Rates     Avg. Balances    Rates
                                     -------------    -----     -------------    -----
     Interest earning assets           $1,135,887     8.29%      $1,066,460      8.38%
     Interest bearing liabilities         937,952     3.99%         886,701      4.04%
                                       --------------------      ---------------------
     Free Funds                          $197,935                  $179,759
                                       ==========                ==========
     Net interest income (F.T.E.)         $14,365                   $13,529
                                       ==========                ==========
     Net interest spread (F.T.E.)                     4.30%                      4.34%
                                                      ====                       ====
     Free funds ratio                       17.43%                    16.86%
                                       ==========                ==========
     Net interest margin (F.T.E.)                     5.00%                      5.02%
                                                      ====                       ====


Other Income and Other Expenses

Total noninterest income increased 16.0%, or $305,000, over the first quarter of 1996. Modest gains were made in most areas with a fiduciary income increase of $78,000 and a $68,000 increase in gains on sales of equity securities leading the way.

Total noninterest expenses decreased compared to first quarter of 1996. The primary reason for the decrease was a steep reduction in employee benefit costs due to discontinuance of the profit sharing and executive incentive plans given the pending merger with Keystone Financial Inc. Financial Trust Corp employees will be blended into Keystone's employee benefit plans between July 1, 1997 and January 1, 1998.

Income before income taxes was up 22.7% or $1,449.00 for the first quarter of 1997. Income tax expense was up $611,000 or 38.9% for the same period. The effective income tax rates were 27.9% for 1997's first quarter and 24.6% for 1996's first quarter. Tax exempt income was down during 1997's first quarter versus first quarter 1996.

Provision for Possible Loan Losses

The provision for loan losses decreased by $26,000 or 17.8% from the first quarter of 1996. with the ratio of reserves to gross loans standing at 1.43% on March 31, 1997 versus 1.51% on March 31, 1996 and 1.44% on December 31, 1996. At March 31, 1997, 54.1% of the loan loss reserve was unallocated as loan quality remains very high. A summary of nonperforming assets follows:

                                                 March 31          December 31,
                                                 --------          ------------
 (Dollars in thousands)                            1997                1996
                                                   ----                ----

Loans on nonaccrual (cash) basis                   $135                $437

Loans past due 90 or more days and
   still accruing                                 3,318               2,492

Nonperforming renegotiated loans                      0                   0

Other real estate owned (OREO)                    1,276                 891
                                                 ------              ------
     Total nonperforming assets                  $4,729              $3,820
                                                 ======              ======
     Ratio of nonperforming assets to
         total loans and OREO                      0.60%               0.49%

     Ratio of nonperforming assets to
          total assets                             0.39%               0.31%

     Ratio of allowance for loan losses to
          nonperforming assets                   238.15%             294.24%

     Ratio of allowance for loan losses to
          nonaccrual loans and OREO              798.16%             846.39%

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

Rate sensitivity is measured primarily by the use of monthly gap analyses for each of the four financial institutions as well as on a consolidated basis. While individual institutions may become positively or negatively gapped, within the framework of their ALCO policies, the consolidated gap position is kept balanced and moves only minimally from a 1 to 1 relationship for rate sensitive assets to rate sensitive liabilities. Consolidated gap analysis prepared as of March 31, 1997 on a cumulative basis demonstrates the following rate sensitive asset/rate sensitive liability ratios at that date:

                          Including Prepayments   Excluding Prepayments
                          ---------------------   ---------------------
         0 - 3 months           .97 to 1                .89 to 1
         0 - 6 months          1.19 to 1               1.07 to 1
         0 - 9 months          1.32 to 1               1.16 to 1
         0 -12 months          1.47 to 1               1.28 to 1

Historically, the Corporation has operated with a very strong capital base, well above industry averages. Total shareholders' equity represented 12.75% of assets at March 31, 1997, versus 12.19% one year earlier and 12.56% at December 31, 1996. The consolidated risk based capital ratios at March 31, 1997 were 19.13% for Tier 1 capital and 20.37% for total capital. The Tier 1 leverage ratio stood at 11.96% on March 31, 1997. All banking subsidiaries individually exceeded minimum regulatory capital requirements at March 31, 1997 by a comfortable margin. Capital strength and asset quality have consistently been strengths of the Corporation.

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

         No reports on Form 8-K were filed during the three months ended March 31, 1997.


                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FINANCIAL TRUST CORP
                                                  (Registrant)




Date    May 15, 1997                       /s/ Ray L. Wolfe
                                           ----------------------------------
                                               Ray L. Wolfe, Chairman and CEO
                                               (Principal Executive Officer)





Date    May 15, 1997                       /s/ Bradley S. Everly
                                           ----------------------------------
                                               Bradley S. Everly
                                               Senior Vice President and CFO
                                               (Principal Financial Officer)